Form 10KSB
period 2001-12-31
VIPER NETWORKS INC
filed 2005-03-02
CIK 1133192

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB


[    ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
       1934 [FEE REQUIRED]

       For  the fiscal year ended December 31, 2001

[    ] TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
       EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         Commission file number: 0032939


                              Viper Networks, Inc.
                 (Name of Small Business Issuer in Its Charter)


              Utah                                       87-0410279
 (State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
  Incorporation or Organization)

          10373 Roselle Street, Suite 170, San Diego, California 92121
                     (Address of principal executive office)

                                 (858) 452-8737
                (Issuer's Telephone Number, Including Area Code)


         Securities registered under Section 12(g) of the Exchange Act:

       Title of Each Class:                              Name of Exchange
  Common Stock (par value $0.001)                      On Which Registered:

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. o

     State issuer's revenues for its most recent fiscal year: $0

The aggregate market value of the voting stock held by non-affiliates ( shares of Common Stock) was $0 as of December 31, 2001. The stock price for computation purposes was $0, since the Company's common stock was not traded in any public market during the 2001 fiscal year. This value is not intended to be a representation as to the value or worth of the Registrant's shares of Common Stock. The number of shares of non-affiliates of the Registrant has been calculated by subtracting shares held by persons affiliated with the Registrant from outstanding shares. The number of shares outstanding of the Registrant's Common Stock as of December 31, 2001 was 6,214,180.


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Number of Common Shares outstanding as of December 31, 2001 were 6,214,180.


                       DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 31, 2001).

           Transitional Small Business Disclosure Format (check one):

           Yes___ No X

                              VIPER NETWORKS, INC.

                             INDEX TO ANNUAL REPORT
                                 ON FORM 10-KSB

                                                                           Page
PART I

         Item 1.        DESCRIPTION OF BUSINESS........................       1

         Item 2.        DESCRIPTION OF PROPERTY........................      23

         Item 3.        LEGAL PROCEEDINGS..............................      23

         Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                        HOLDERS........................................      23

PART II

         Item 5.        MARKET FOR COMMON EQUITY AND RELATED
                        STOCKHOLDER MATTERS............................      24

         Item 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS OF OPERATIONS..      25

         Item 7.        FINANCIAL STATEMENTS...........................     F-1

         Item 8.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                        ON ACCOUNTING AND FINANCIAL DISCLOSURE.........      27

         Item 8         CONTROLS AND PROCEDURES..............................28

PART III

         Item 9.        DIRECTORS, EXECUTIVE OFFICERS AND CONTROL
                        PERSON; COMPLIANCE WITH SECTION 16(a) OF THE
                        EXCHANGE ACT...................................      29

         Item 10.       EXECUTIVE COMPENSATION.........................      30

         Item 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                        AND MANAGEMENT.................................      33

         Item 12.       CERTAIN RELATIONSHIPS AND
                        RELATED TRANSACTIONS...........................      34

         Item 13.       EXHIBITS AND REPORTS ON FORM 8-K...............      35

         Item 14        PRINCIPAL ACCOUNTANT FEES AND SERVICES...............35


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS.............................     F-1

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS.....................     F-2

                                     PART I



THIS FORM 10-KSB CONTAINS "FORWARD-LOOKING STATEMENTS" THAT CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING WORDS SUCH AS "BELIEVES," "EXPECTS," "MAY," "WILL," "SHOULD," OR "ANTICIPATES," OR THE NEGATIVE OF THESE WORDS OR OTHER VARIATIONS OF THESE WORDS OR COMPARABLE WORDS, OR BY DISCUSSIONS OF PLANS OR STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. MANAGEMENT WISHES TO CAUTION THE READER THAT THESE FORWARD-LOOKING STATEMENTS, INCLUDING, BUT NOT LIMITED TO, STATEMENTS REGARDING THE COMPANY'S MARKETING PLANS, GOALS, COMPETITIVE AND TECHNOLOGY TRENDS AND OTHER MATTERS THAT ARE NOT HISTORICAL FACTS ARE ONLY PREDICTIONS. NO ASSURANCES CAN BE GIVEN THAT SUCH PREDICTIONS WILL PROVE CORRECT OR THAT THE ANTICIPATED FUTURE RESULTS WILL BE ACHIEVED. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY EITHER BECAUSE ONE OR MORE PREDICTIONS PROVE TO BE ERRONEOUS OR AS A RESULT OF OTHER RISKS FACING THE COMPANY. FORWARD-LOOKING STATEMENTS SHOULD BE READ IN LIGHT OF THE CAUTIONARY STATEMENTS AND IMPORTANT FACTORS DESCRIBED IN THIS FORM 10-KSB, INCLUDING, BUT NOT LIMITED TO "THE FACTORS THAT MAY AFFECT FUTURE RESULTS" SHOWN AS ITEM 1A AND IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. THE RISKS INCLUDE, BUT ARE NOT LIMITED TO, THE RISKS ASSOCIATED WITH AN EARLY-STAGE COMPANY THAT HAS ONLY A LIMITED HISTORY OF OPERATIONS, THE COMPARATIVELY LIMITED FINANCIAL RESOURCES OF THE COMPANY, THE INTENSE COMPETITION THE COMPANY FACES FROM OTHER ESTABLISHED COMPETITORS, TECHNOLOGICAL CHANGES THAT MAY LIMIT THE ABILITY OF THE COMPANY TO MARKET AND SELL ITS PRODUCTS AND SERVICES OR ADVERSELY IMPACT THE PRICING OF THESE PRODUCTS AND SERVICES, AND MANAGEMENT THAT HAS ONLY LIMITED EXPERIENCE IN DEVELOPING SYSTEMS AND MANAGEMENT PRACTICES. ANY ONE OR MORE OF THESE OR OTHER RISKS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FUTURE RESULTS INDICATED, EXPRESSED, OR IMPLIED IN SUCH FORWARD-LOOKING STATEMENTS. WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT TO REFLECT EVENTS, CIRCUMSTANCES, OR NEW INFORMATION AFTER THE DATE OF THIS FORM 10-KSB OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED OR OTHER SUBSEQUENT EVENTS.









Item 1. Description of Business.


     Background

     The Company was incorporated under the laws of Utah on February 28, 1983 under the name Tinglefoot Mining, Inc. for the purpose of developing certain mining operations. The Company was unsuccessful in its attempts to acquire the Tinglefoot Mine, was unable to establish an alternative business operation and remained dormant until 1994, when a new management team took office and changed the purpose of the Company's business to pursue investment opportunities in Mexico in 1995.

     On December 20, 1995, the Company changed its name to Mexico Investment Corporation and effected a reverse split of its common stock on a 1 for 40 basis. On February 26, 1996, the Company changed its name to Baja Pacific International, Inc.

     On April 30, 1998, the Company's shareholders approved the following: (1) the execution of an exclusive agreement with Tri-National Development Corp., a Wyoming corporation headquartered in San Diego, California ("Tri-National") to service all of their telecommunication needs at Tri-National's Hills of Bajamar resort; (2) the acquisition of a 5% stake in Future Tel Communications, a Vancouver, British Columbia telecommunications company in exchange for 200,000 common shares; and (3) a change in the Company's name to Taig Ventures, Inc. and the Company's Articles of Incorporation were amended on October 7, 1998. These actions were taken in furtherance of the Company's intentions to work with Tri-National to provide a massive upgrade of its existing telecommunication facilities and the Company believed that a new management team would be better suited to execute this new business model as well as pursue other telecommunications projects.

     In November 2000, the Company entered into a Securities Purchase Agreement and Plan of Reorganization (the "California Reorganization") with Viper Networks, Inc., a California corporation ("Viper-CA"). Viper-CA was formed on September 14, 2000. Under the terms of the California Reorganization, the Company exchanged 36,000,000 shares of its Common Stock for all of the then-outstanding common shares of Viper-CA and Viper-CA became a wholly-owned subsidiary of the Company. Viper-CA's business was that of an application service provider. The Company then changed its name to Viper Networks, Inc. and the Company effected a complete change of the Company and its Board of Directors and officers to position the Company to execute a new business strategy as described below. (As used herein, the term "Company," "we, "and "our, " refers to both the Company and Viper-CA, the subsidiary corporation.)

     With these changes, the Company re-focused its attention on the provision of Internet telephony services, the development of an infrastructure for providing services to its Web-based customers (the "Graphic User Interface") and, eventually, the construction of Voice-over-Internet Protocol ("VoIP") networks for business, institutions, and Internet Service Providers ("ISPs"). The Company's management team and Board of Directors determined that the goals for use of the Mexico property purchased from Tri-National and construction of telecommunications facilities to the Hills of Bajamar are not within the Company's current capabilities.

Business of the Company

     The Company, together with its subsidiary, Viper-CA, is a development-stage company and the Company did not record any revenues from inception through December 31, 2001. The Company seeks to become a full service integration and application services provider ("ASP") of worldwide Internet Protocol ("IP") telephony services including the transmission of voice and data traffic for communications carriers and provision of enhanced Web-based and other communications services to businesses, institutions, and ISPs. IP telephony is the real time transmission of voice communications in the form of digitized "packets" of information over the Internet or a private network, similar to the way in which e-mail and other data is transmitted.

     The Company believes that if current technology trends continue and if favorable conditions allow, Video-over-IP may become available and the Company may have an opportunity to offer that service and integrate it with the services that the Company currently intends to offer. The ability of the Company to offer any such Video-over-IP services will be dependent upon many technological and competitive variables over which the Company has little or no control.

     Internet Telephony Services

     VIPER CONNECT is an integrated telecommunications product incorporating Internet telephony as its primary feature. A more detailed description of the product and the services it provides is included under "Products and Services" below.

     VIPER CONNECT is designed to allow businesses and customers to communicate when they are most likely to buy (when a customer is actually viewing the Web
Site). The product contains features which will allow online businesses to voice-enable their Web Sites, banner ads, or e-mail marketing campaigns with live human interaction. The service allows Internet customers, with the click of a button, to talk free to a live agent or customer service representative on their regular telephone without any special equipment, while they view our customer's Web Site. The telephone call can be forwarded to any number our customer chooses, including mobile and cellular telephones.

     We believe that if our customers can utilize real-time voice communications with their customers, our customers will have a competitive edge and be able to meet the growing expectations of consumers for high-quality, point-of-purchase services and, in turn, bring back the "In Store" experience that has been missing from the Web. We believe that human interaction with consumers generally results in: (a) a higher "close ratio" (i.e., more successful selling); (b) more up-market selling opportunities; and (c) higher customer satisfaction. The human "touch" provided by VIPER CONNECT adds a key interactive element for Web-enabled call centers, online businesses and direct marketing companies.

     VIPER CONNECT incorporates the "push to talk" technology developed by ITXC Corporation, with whom we have executed a re-seller agreement. The Company is working with ITXC to customize our Graphic User Interface ("GUI") for the VIPER CONNECT product, with ITXC providing the network and support, as well as the billing, for the product. After analyzing the costs of purchasing the software/hardware solution for Internet telephony from other sources, we determined that it would be more cost-effective and easier to provide our services to customers if we used the ITXC solution. ITXC will provide the equipment and network on which the VIPER CONNECT customized GUI will run which allows the Company to focus more on sales and marketing rather than technical aspects of providing the service. We believe that it will be easier for the customer to use and understand the basic "Push-to-Talk" application that ITXC has already developed.

     The "Push to Talk" name is associated with the patented technology of ITXC. The Company currently does not intend to seek or apply for a patent for the VIPER CONNECT technology into which the "Push to Talk" service has been incorporated, although we do intend to obtain trademarks for the name "VIPER CONNECT." Currently, the Company is one of the first to take "Push to Talk" technology to market as ITXC only distributes the technology to companies for resale.

     VIPER CONNECT is a flexible, customizable online business application designed for companies of any size with any type of online presence. The Company will, upon request, customize the product or, if the customer chooses, the Company can simply provide the "Push to Talk" solution. The service can be customized for Web Sites, banner ads, or e-mail marketing campaigns, including a variety of options designed to suit the configuration or personal preferences of each customer's end-users and to provide them with a variety of options suited to the customer's particular business. VIPER CONNECT buttons can be used to improve customer loyalty and increase sales opportunities for businesses engaged in online commerce at a relatively low cost to the business and at no cost to the customer.

     We market the VIPER CONNECT product and services both directly to corporate customers and through other providers of e-commerce services, such as ISPs. We believe that this service may be particularly attractive to the hospitality travel industry, the financial services industry, and others.

     Currently, we continue to use ITXC's network as the backbone of the VIPER CONNECT product, making our business substantially dependent upon ITXC and the success of the VIPER CONNECT product and services. Our current lack of diversification is a significant risk to the full implementation of our business plan. As a result, we are in negotiations with other companies to offer other, enhanced third party products and services within the global VoIP arena. However, there can be no assurance that we will successfully negotiate any third agreements with other companies that will allow us to offer other products or services on a profitable basis.

     Application Service Provider ("ASP") Services

     While our current business focus is on the sale and marketing of third party products, as enhanced by our own products and services (including the customized GUI), it is our intention to expand the types of services we offer to include the design and development of VoIP network solutions to our customers. This phase of our business plan will be implemented once we are firmly established as a provider of enhanced third party products and services. If voice and video-over IP becomes more fully accepted and commercially utilized in the marketplace, we anticipate that many businesses will need to deploy telecommunications networks with these products and services. We anticipate that if these marketplace trends materialize, training and testing services for the voice and video-over IP equipment and software will be needed to allow a customer to deploy them.

     As an ASP, we intend to capitalize on the anticipated rising demand for outsourced computer applications in the belief that our "turn-key" solutions will offer customers an easy and affordable way to deploy IP networks and services.

     In this event, customers may be able to take advantage of all the benefits and cost-savings that an IP-based network offers without having to train their current staff or absorb all of the usual costs of building and maintaining their own network solutions. In offering VoIP or even Video-over-IP, network design and planning services to our customers, we will be acting as a "general contractor" - bringing together various third party vendors to complete a VoIP solution based on our customer's specific needs and preferences. By bringing third party vendors together in offering our services to our customers, we may not be able to control the products and services that these third parties provide; this may create problems for us in controlling the quality of our products and services.

     We believe that there is a high level of demand for voice and video conferencing by businesses and even individual consumers. The use of video conferencing, if adopted by businesses and institutions, will provide an especially cost-effective IP solution and provide users with an improved means of bringing people together without having to leave their home or office. Here again, the role of the Company is similar to that of a "general contractor" in that, if the Company is successful, the Company will offer a credible and reliable solution to our customers.

     Overall, the Company intends to evaluate and implement the latest IP technology into our customers' network solutions. This is the "buy versus build" solution, which will allow our customers to focus on what they do best, rather than devoting time and resources to the evaluation of new technology products and the development of their own telecommunications network.

Products and Services

     VIPER CONNECT

     VIPER CONNECT allows businesses and customers to communicate when they are most likely to buy (when customers are reviewing the Web Site). The Company places the VIPER CONNECT "button" (which says "Click here to speak with me now. Its FREE.") on our customer's Web Site. When the button is clicked, a screen pops up - giving the customer the option to speak through the computer (through VoIP technology) or to enter their telephone number to allow the customer to be contacted by telephone. With the business (as the seller) and the customer connected by telephone, the seller and the customer are connected with both voice communication and visual communication that allows the seller to guide the buyer through the seller's home page and show different products and services. We believe that this will serve to bring the "In Store" experience to the Web. Currently, we sell the VIPER CONNECT services for a monthly and per minute fee to our customers. It is free for their end-users to access (similar to an 800 number).

     This product works by placing a "graphic" button, backed by a snippet of HTML code, on any online communication, including Web Sites, banner ads, or e-mail. With a single click of the button, a consumer can launch an immediate, FREE call, via personal computer or telephone, to the telephone number specified in the button's code. We believe that the VIPER CONNECT service offers a superior service for domestic and international consumers and contacts, because it enables them to reach our customers for free. VIPER CONNECT is a flexible, customizable online business application designed for use by companies of any size with any type of online presence.

     With the VIPER CONNECT product, we offer a market-ready solution, designed from the perspective of the Internet user and developed to allow the simplest, most cost-effective integration for the web site owner. In most cases, the button code can be provided to our customers within forty-eight (48) hours, and they can simply cut and paste it into their web site source code. Customers seeking more customization of the product can have the company install the product at no additional charge. No additional equipment or maintenance is required for the customer to run VIPER CONNECT once it has been installed. It does not require any software downloads, and can be run on any personal computer running the Windows 95 or 98 operating system or a Mac OS 8 or greater. The only requirement to activate VIPER CONNECT is that the customer have Internet access and a recent web browser.

     VIPER CONNECT offers a range of call completion options to suit the end user's personal computer configuration or personal preference. Once a VIPER CONNECT button is "clicked," auto detection technology enables VIPER CONNECT to present a customized list of call options based on the capabilities of the Internet user's computer system configuration. The real-time communications options afforded by VIPER CONNECT allow the end-user to select the most appropriate option based on his or her comfort level and ensures that all visitors have the ability to Internet one-on-one with the customer's service or support representative.

     End-users can choose from a set of calling options, depending on the configuration of their computer, and the options preferred by our customers. These options include:

     - Talk Through Your Phone. This option allows an Internet user to submit a phone number for them to be reached at and establish an immediate call with the call center agent. The web user can speak to a sales person or call center agent on a traditional phone while continuing to browse the web.

     - Talk Through Your Computer. By selecting this option, users with one phone line and a multimedia PC can enjoy the convenience and innovation of VoIP technology. This feature allows consumers to continue to browse a web site and talk to a sales or service representative without hanging up their Internet connection. This is especially great for customers using a single phone line with "dial up" Internet access.

     Internet surfers do not need to download an application to utilize VIPER CONNECT technology. Microsoft's Net Meeting application, which is already bundled on most multimedia PCs, enables Internet users with a microphone and speakers, or headset or handset, to place calls through the computer to the merchant site.

     VIPER CONNECT buttons can also be used to improve customer loyalty and increase sales opportunities for businesses engage in online commerce, offering the opportunity to voice-enable a broad spectrum of online sales, marketing and advertising efforts, including:

     - E-Mail Marketing. VIPER CONNECT functionality can be added to promotional e-mail messages to personalize a seemingly impersonal marketing tool, build a stronger relationship with contacts, and make sales easier to close.

     - Banner Advertising. Placing a VIPER CONNECT button within a banner ad gives consumers the option to connect directly with a customer service representative or link to the company's web site, which can also be voice-enabled.

     - Directory Listings. VIPER CONNECT has portal and enterprise applications that enable companies to enhance their use of online directories as advertising and sales tools. A voice-enabled company listing on a portal, or a distributor listing on a company's web site, gives consumers the chance to find a local merchant and communicate with a representative in real time, thereby increasing convenience for the customer and helping to accelerate and increase sales for the retailer.

     - Sales Lead Verification and Fulfillment. With VIPER CONNECT, companies can take incoming customer requests and send the leads directly to sales representatives via e-mail in the form of a VIPER CONNECT button. By clicking on the VIPER CONNECT button embedded in the message, sales representatives can place a call and have a direct voice connection with consumers almost immediately.

     ASP Services and VoIP Network Design

     If we are successful in establishing the Company as a provider of enhanced, third party Internet telephony products, we plan to offer VoIP network design and planning solutions. In this respect, the Company would act something like a general contractor, bringing together various third party vendors to complete the VoIP solution for our customers. For instance, if a customer of ours had several offices, we could design a network to connect all of them together in such a way that they could make calls between their offices for free (even internationally), resulting in a tremendous cost savings.

     In providing these services, we intend to implement the following strategy:

     1. Once contacted by a potential customer, we intend to conduct a "needs analysis." The most common "need" for the customer would likely be how to save money on domestic and international calling.

     2. We intend to determine what existing resources the customer had in place (e.g., are the offices already connected by a data network) and what needs to be added.

     3. We intend to outsource to third party vendors for equipment, technology and services. For instance, Cisco or 3com for hardware/software at each location, Allegiance Telecom for network and data services, and technology companies like ITXC, which have VoIP and Video-Over-IP technology for communications technology. The Company intends to provide engineering and maintenance support.

     4.   We intend to implement the solution and provide ongoing support.

     In addition to the design and development of new networks, customers may ask the Company to evaluate the customer's current IP network to determine how it can be improved. For instance, if a customer had several offices exchanging e-mail on a private network, they may come to us to build a "Voice VPN" (the acronym "VPN" refers to "virtual private network") (simply running the telephone traffic (VoIP) over the connection that the e-mail is currently running on and they are already paying for). The Company would follow the same strategy for enhancing existing networks as it does for designing and planning new ones.

     We anticipate that our service group will offer an in-depth thorough analysis of customer networks, and will provide a range of services that will help customers determine if and how their network is succeeding in meeting business objectives. These services will likely include:

     o Network Assessment and Baseline, which provide a view of the network through an audit process. We intend to monitor the customer's network to determine traffic/protocol distribution, utilization, network congestion, application usage and performance inefficiencies.

     o Enterprise Network Architecture and System Design, which provides design and redesign of enterprise networks that conform to current and future technology needs of the customer. Connectivity options such as remote access, dial-in, Internet and wide-area connectivity will be evaluated. We will determine the customer's requirements for e-mail, client applications, and then implement them, creating a more robust environment for sharing information across the enterprise.

     o Network Security, which provides security assessment, security policy and firewall evaluation for customers who need a more demanding and comprehensive review of their security requirements.

     o Technology Assessment, which provides solutions to help customers differentiate themselves and strengthen their market position within their given Industry. We will take into account the customers' business strategy and offer core competencies in technologies such as Internet protocol telephony, voice e-commerce and Internet call waiting.

     The Company also plans to provide project management and network integration services to facilitate the implementation of customer networks pursuant to design specifications. Our project management services will encompass legacy technologies and state-of-the-art technologies enabling the rollout of turnkey solutions delivering fully operational enterprise networks. We will also program and furnish premise-based components of integrated networks utilizing complex network technologies across multi-vendor environments.

Strategy

     During the fiscal year ending December 31, 2001, the Company focused its attention on the provision of Internet telephone services, the development of an infrastructure for providing services to its web-based customers (the "Graphic User Interface") and, eventually, the construction of Voice-over-Internet Protocol ("VoIP") networks for businesses, institutions and Internet Service Providers ("ISPs"). We specialize in the provision of Internet telephony services and the cost-effective design, implementation, maintenance and management of our customer's network-based voice and data communications through the VIPER CONNECT product.

     The Company signed its first contract for VIPER CONNECT on September 19, 2001 and, if we are successful in implementing our strategy, our goal is to sell additional VIPER CONNECT buttons.

     Because our business is currently substantially dependent on our relationship with ITXC, it is our intention to expand our business to offer other enhanced, third party solutions as well. We have already begun discussions with two other companies, Sky River Communications and Net2Phone, with the intent of forming relationships similar to that with ITXC, where we can take their products to market in an enhanced format, offering our products and services to consumers at the same time their end-product is sold.

     In order to market VIPER CONNECT, and other products, we have entered into discussions with several individuals who will act as salespersons for the products on an independent contractor basis, and are also in contact with several ISPs who could distribute VIPER CONNECT to the customers for whom they are hosting web sites. While we believe that the planned use of independent contractors and ISPs to distribute the VIPER CONNECT and other products is a prudent business strategy, we will not have only limited marketing control of these third parties and, as a result, our marketing efforts may be limited by any lack of training and interest of these third parties and the relative incentives that these third parties have in marketing our products in relation to the incentives on similar products offered by others.

     If we are successful in establishing the Company as a provider of enhanced, third party Internet telephony products, it is our intention to offer VoIP network design and planning solutions.

     Our goal is to become the leading provider of enhanced Voice over the Internet products. In order to accomplish this, we have set forth the following objectives:

     o Capitalize our early entrant status in offering VoIP products and services;

     o    Expand Viper by adding additional points of presence nationwide;

     o    Capitalize on the cost advantages of the Internet;

     o    Use VoIP to enhance Internet applications;

     o    Expand our role as an Application Service Provider;

     o    Establish Viper as a leader in quality;

     o    Provide our customers and affiliates with direct access to Viper; and

     o    Deliver additional cutting-edge VoIP products and services.

     Our ability to achieve any one or more of these goals will be subject to our ability to implement our plans and to attract and develop the interest and commitment of third parties in light of the ever-changing technological and competitive structure of the industry. These and other factors are beyond our control and we may face unforeseen difficulties in attempting to reach these goals. (See "Factors That May Affect Future Result.")

Sales and Marketing

     Viper's sales efforts are staffed by 4 sales personnel with a heavy emphasis on outside referrals. The Company's sales representatives initially contact potential customers from referrals from other customers or by local market knowledge. Thereafter, the Company is engaged to evaluate and recommend a network integration solution and network services. One of Viper's strengths is the continuing customer relationships that provide both cross selling and repeat business opportunities and a solid base for references. Our marketing goals are to:

     o    Expand the presence of VIPER CONNECT through direct sales efforts

     o Offer other value added products and services to our existing customer base

     o Work with out strategic partners to co-brand and co-develop products and services

     o    Increase efforts through "re-seller" channels to increase sales

     o Establish a market leadership position among providers of voice services over the Internet

     We intend to use the reputations and industry relationships cultivated by our senior management and our status as an early entrant in the Internet telephony industry to attract affiliates to the Company. We typically meet potential affiliates at Internet and telephony trade shows and seminars, but also target strategic affiliates in our industry. As indicated above, we are also in discussions with several individuals who will act as salespersons for our products and are in contact with several ISPs who could distribute VIPER CONNECT to the customers for whom they are hosting web sites.

Industry Overview

     Historically, the communications services industry has transmitted voice and data over separate networks using different technologies. Traditional carriers have typically built telephone networks based on circuit switching technology, which establishes and maintains a dedicated path for each telephone call until the call is terminated. With a circuit-switched system a telephone call is placed, a circuit is established, and the circuit remains dedicated for transmission of the call and is unavailable to transmit any other call. This restricted use of transmission capacity has become inefficient in light of the increased demand for voice services and the proliferation of data networks, with their enhanced functionality and efficiency.

     Data  networks  have  typically  been  built  utilizing   packet  switching
technology, such as IP, which divides signal into packets that are simultaneously routed over different channels to a final destination where they are reassembled in the original order in which they were transmitted. Packet switching provides for more efficient use of the capacity in the network because the network does not establish dedicated circuits and does not require a fixed amount of bandwidth to be reserved for each transmission. As a result, substantially greater traffic can be transmitted over a packet-switched network, such as the Internet, than a circuit-switched network.

     Early packet-switched networks suffered from poor sound quality attributable to delays and lost packets. However, recent improvements in packet switching, compression broadband access technologies, hardware and the use of privately-managed networks have allowed for quality, real-time transmission. As a result, packet switching technology now allows service providers to converge their traditional voice and data networks and to carry voice, fax and data traffic over the same network. These improved efficiencies of packet-switching technology create network cost savings that can be passed on to the consumer in the form of lower long distance rates. In addition, international telephone calls carried over the Internet or private IP networks are less expensive than similar calls carried over circuit-switched networks primarily because they bypass the international settlement process, which represents a significant portion of international long distance tariffs.

     Over the last decade, the volume of traffic on data networks has grown at a faster rate than traditional telephone networks. This growth has been driven by several factors, including technological innovation, high penetration of personal computers and, in particular, by the rapid expansion of the Internet as a global medium for communications, information and commerce. International Data Corporation, a market research firm, estimates that the number of Internet users worldwide will grow from approximately 142 million in 1998 to approximately 399 million in 2002. This increase in data traffic has necessitated additional data network capacity and quality. As a result, businesses have invested billions of dollars in order to meet this need.

     We believe that the combination of increasing demand for voice services and the proliferation of data networks, with their enhanced functionality and efficiency, is driving the convergence of voice traffic and data networks, including the Internet. We expect this transfer of traffic to accelerate as corporation and network infrastructure providers attach increasing value to data networks and as the functionality of computers and computing devices, such as personal digital assistants, is enhanced by voice capability.

     The Emergence of Voice on Data Networks

     Voice on the Internet or voice-over-Internet Protocol ("VoIP') consists of both traditional and enhanced voice and fax services between ordinary phones and the addition of interactive voice capability to computers, web sites and e-mail. Voice on the Internet serves both the extensive market of existing phone users and the expanding market of computer users. We believe data networks provide lower cost than the traditional telephone network and are better suited to deliver future enhanced services to both phone users and computer users. Moreover, the Internet is the most cost-effective data network for transmitting any type of data worldwide, including voice.

     Telephony based on Internet protocols emerged in 1995, with the invention of a personal computer program that allowed the transport of voice communications over the Internet via a microphone connected to a personal computer. Initial sound quality was poor and the service required that both parties to the conversation use personal computers instead of telephone. In 1996, the advent of the gateway for the first time offered anyone with access to a telephone the ability to complete calls on the Internet. A gateway is a device that transfers calls from the traditional telephone network to a network such as the Internet, and vice versa.

     Despite advances in VoIP technology, Voice over the Internet has only recently improved to the point of allowing quality, real-time voice communications. We believe that, overall, the VoIP marketplace is still in its infancy. Most enterprise customers and consumers still rely on traditional, circuit-switched telephone services. In our opinion, the full advantages of VoIP will not be realized for another two to five years, giving companies like Viper Networks an opportunity to make an early entrance into the market.

     The Economics of Internet Telephony

     Long distance telephone calls transported over the Internet are less expensive than similar calls carried over the traditional telephone network primarily because the cost of using the Internet is not determined by the distance those calls need to travel. Also, routing calls over the Internet is more cost-effective than routing calls over the traditional telephone network because the technology that enables Internet telephony is more efficient than traditional telephone network technology. The great efficiency of the Internet creates cost savings that can be passed on to the consumer in the form of lower long distance rates or retained by the carrier as higher margins.

     Beyond cost benefits, innovation in the provision of enhanced services is expected to yield increased functionality as well. We believe such enhanced functionality will expand the addressable market for Internet services to include anyone with a telephone, and that this market is potentially larger than the market for any other existing Internet service which requires a computer for access. Moreover, computer users will benefit from interactive voice being an option in web browsing and other computer-based communications.

          Limitations of Existing Internet Telephony Solutions

     The growth of voice on the Internet has been limited in the past due to poor sound quality caused by technical issues such as delays in packet transmission and bandwidth limitations related to Internet network capacity and local access constraints. However, the continuing addition of data network infrastructure, recent improvements in packet-switching and compression technology, new software algorithms and improved hardware have substantially reduced delays in packet transmissions and the effect of these delays. Based on these improvements, International Data Corporation projects that Internet protocol telephony revenue will grow rapidly to over $23.4 billion in 2003.

     Several large long distance carriers, including AT&T and Sprint, have announced Internet telephony service offerings. Smaller Internet telephone service providers have also begun to offer low-cost Internet telephony services from personal computers to telephones and from telephones to telephones. Traditional carriers have substantial investments in traditional telephone network technology, and therefore have been slow to embrace Internet technology. We believe that these service offerings by large long distance carriers and smaller providers are generally available in limited geographic areas and can only complete calls to a limited number of locations.

     In recent years, commercial web sites have grown in popularity. Efforts to enhance these web sites with voice enabled e-commerce features such as click-and-call contact with a customer service agent have been hampered by the early quality problems with voice on the Internet described above. In addition, we believe that the infrastructure required for a global network is too expensive for most companies to deploy on their own.

     Increasing Trends Toward Outsourcing Telephony Solutions

     We believe that the global reach and functionality of the Internet makes it especially suited for enhanced voice services. These services, which may include web-to-phone, phone-to-PC and unified messaging, could be a significant source of additional revenues to Internet portals, Internet service providers and web sites that are seeking to expand their service offerings. Such voice services require considerable expertise and capital to deploy and may involve execution risk for any Internet portal, Internet service provider or web site lacking this expertise. We expect that Internet portals, Internet service providers and web sites will increasingly outsource their communications services to companies, like us, that provide the network and expertise necessary to facilitate those services rather than incurring the risk and delay of developing and deploying an array of communications services themselves and undertaking the task of building a global network.

     Our Solution

     The Company has instituted a two-step strategy to meet the challenges presented by the increased demand for inexpensive VoIP solutions. First, we will establish the Company as a provider of quality Internet telephone products designed to give our customers immediate, real-time voice communication with their customers. The VIPER CONNECT, which incorporates ITXC's "Push-to-Talk" technology, is a market-ready solution that is low-cost and easily installed. We believe that VIPER CONNECT is a superior product because the graphic user interface is easy to use, the service is available through ITXC on an international basis, our pricing is lower and this is more attractive to our customers, and the technology is new and low risk. The VIPER CONNECT product is what we hope to be the first of many successful product/services offered by the Company, as we continue to negotiate with third parties for the resell rights to similar products. Each product marketed by the Company on behalf of third parties will be enhanced by our unique GUI and will be supported by the Company.

     In the second phase of our business plan, we will increase our activities as an ASP, helping customers design and plan their telecommunications networks in an effort to meet the increasing demand for outsourced networking solutions. In our capacity as an ASP, we will bring together third party vendors in an effort to design customized networking for our customers, based upon their specific communications needs. As one of our primary goals in designing these private networks, we will design networks that will result in a substantial cost-savings to our customers by providing free inter-office communications. VIPER CONNECT already gives them the opportunity to offer their customers free voice communicating over the Internet, with only a small charge to the customer (such as they would pay for an 800 number). As we design networks specifically for customers, we will look for additional ways to provide these types of cost-savings, including free communications between offices of customers with multiple locations.

Competition

     The market for enhanced Internet and IP communications services is new and rapidly evolving. We believe that the primary competitive factors determining success in the Internet and IP communications market are quality of service, the ability to meet and anticipate customer needs through multiple service offerings, responsive customer care services and price. Future competition could come from a variety of companies both in the Internet and telecommunications industries. These industries include major companies who have greater resources and large subscriber bases than we have. We also compete in the growing market of discount telecommunications services including calling cards, prepaid cards, call-back services, dial-around or 10-10 calling and collect calling services. In addition, some Internet service providers have begun to aggressively enhance their real-time interactive communications, focusing initially on instant messaging, although we expect them to begin to provide PC-to-phone services.

     A few of our direct competitors are listed below:

     Callbutton.com - an application service provider of web interaction software and telecommunications services. Callbutton utilizes what it refers to as "Callbuttons," which function similar to ITXC's "Push-to-Talk" technology. Services provided by Callbutton include (1) Internet initiated phone calls and e-mail messages, as well as "follow-me" telephone numbers, (2) real-time call progress reporting, callback and messaging options, and post-call surveys, (3) Call buttons designed to work with any web site, third party website, e-mail, and rich media banner ads, and Callbuttons that track every detail of the handoff from the marketing campaign to the sales personnel who received the call.

     ClickiCall - offers three products: ClickiCall, which gives potential customers the opportunity to call ClickiCall customers from their PC to the customer's regular phone, ClickiChat, which allows consumers to interact directly with ClickiCall customers in real-time and ClickiCall Pro, which is a combination of ClickiCall and ClickiChat services.

     PushNCall, Inc. - allows online businesses to voice-enable their web sites, banner ads or e-mail marketing campaigns with live human interaction. The service allows Internet consumers, with the push of a button, to talk to a live agent or customer service representative on their regular or cellular phone line.

     We anticipate that as markets develop and technology and commercial acceptance of our products and services evolve, other new and likely larger competitors may offer products and services similar to those we offer. In this event we may be facing significant and continuing challenges in implementing our strategy. This may force us to change or alter our strategy or otherwise undertake new and unforeseen actions.

     Currently, we believe that the VIPER CONNECT product has a competitive advantage over products offered by these companies because (a) our GUI is easier to use than that of our competitors, (b) our pricing is lower and thus more attractive to our customers (i.e., while most other companies charge installation fees of between $400 and $1,000, our installation fee for VIPER CONNECT is under $50), (c) because the price is lower, the risk to try our product is lower for the customer, and (d) our service is offered on an international basis because of our relationship with ITXC. And, since the VIPER CONNECT product offers international service, consumers worldwide can pick up the telephone and use the service for free. However, we face substantial competition from a number of larger companies with substantially greater resources and longer operating histories and we may not be able to compete effectively. We also face competition from private and start-up companies given the limited barriers to entry in our business.

     While we may experience indirect competition from companies such as Vocaltec, Cisco Systems, Inc. and Net2Phone, which manufacture products similar to that of ITXC and may offer services similar to the Company, currently these companies typically only provide their services to companies like ours to sell and market them. As a result, these companies are also potential competitors.

     Traditional telecommunications companies, such as AT&T, Sprint, MCI WorldCom and Qwest Communications International, may offer enhanced Internet and IP communications services in both the United States and internationally. All of these competitors are significantly larger than we are and have substantially greater financial, technical and marketing resources, larger networks, a broader portfolio of services, stronger name recognition and customer loyalty, well-established relationships with target customers, and an existing user base to which they can cross-sell their services. These and other competitors may be able to bundle services and products that are not offered by us together with enhanced Internet and IP communications services, which could place us at a significant competitive disadvantage. Many of these types of competitors enjoy economies of scale that can result in lower costs structure for transmission and related costs, which could cause significant pricing pressures within the industry.

Government Regulation

     The use of the Internet and private IP networks to provide telephone service is a recent market development. While we believe that the provision of voice communications services over the Internet and private IP networks is currently permitted under United States law, some foreign countries have laws or regulations that may prohibit voice communications over the Internet.

     United States. We believe that, under U.S. law, the Internet-related services that the Company provides constitute information services as opposed to regulated telecommunications services, and, as such, are not currently actively regulated by the FCC or any state agencies charged with regulating telecommunications carriers. Nevertheless, aspects of our operations may be subject to state or federal regulation, including regulation-governing universal service funding, disclosure of confidential communications and excise tax issues. We cannot provide assurances that Internet-related services will not be actively regulated in the future. Several efforts have been made in the U.S. to enact federal legislation that would either regulate or exempt from regulation services provided over the Internet. Increased regulation of the Internet may slow its growth, particularly if other countries also impose regulations. Such regulation may negatively impact the cost of doing business over the Internet and materially adversely affect our business, operating results, financial condition and future prospects.

     The FCC has considered whether to impose surcharges or other common carrier regulations upon certain providers of Internet telephony, primarily those which, unlike the Company, provide Internet telephony services directly to end users. While the FCC has presently refrained from such regulation, the regulatory classification of Internet telephony remains unresolved.

     Specifically, the FCC has expressed an intention to further examine the question of whether certain forms of phone-to-phone Internet telephony are information services or telecommunications services. The two are treated differently in several respects, with certain information services being regulated to a lesser degree. The FCC has noted that certain forms of phone-to-phone Internet telephone bear many of the same characteristics as more traditional voice telecommunications services and lack the characteristics that would render them information services.

     If the FCC were to determine that certain Internet-related services including Internet telephony services are subject to FCC regulations as telecommunications services, the FCC could subject providers of such services to traditional common carrier regulation, including requirements to make universal service contributions, and pay access charges to local telephone companies. It is also possible that the FCC may adopt a regulatory framework other than traditional common carrier regulation that would apply to Internet telephony providers. Any such determinations could materially adversely affect our business, financial condition, operating results and future prospects to the extent that any such determinations negatively affect the cost of doing business over the Internet or otherwise slow the growth of the Internet. Congressional dissatisfaction with FCC conclusion could result in requirements that the FCC impose greater or lesser regulation, which in turn could materially adversely affect our business, financial condition, operating results and future prospects.

     State regulatory authorities may also retain jurisdiction to regulate certain aspects of the provision of intrastate Internet telephony services. Several state regulatory authorities have initiated proceedings to examine the regulation of such services. Others could initiate proceedings to do so.

     International. The regulatory treatment of Internet telephony outside of the U.S. varies widely from country to country and is subject to constant change. Until recently, most countries either did not have regulations addressing Internet telephony or other VoIP services, classifying these services as unregulated enhanced services. As the Internet telephony market has grown and matured, increasing numbers of regulators have begun to reconsider whether to regulate VoIP services. Some countries currently impose little or no regulation on these services, as in the United States. Conversely, other countries that prohibit or limit competition for traditional voice telephony services generally do not permit Internet telephony or VoIP services or strictly limit the terms under which it may be provided. Still other countries regulate Internet telephony and VoIP services like traditional voice telephony services, requiring Internet telephony companies to make universal service contributions and pay other taxes. Countries may also determine on a case-by-case basis whether to regulate Internet telephony and VoIP services as voice services, as enhanced services or as another service. The varying and constantly changing regulation of Internet telephony and VoIP in the countries in which we currently provide or may provide services may materially adversely affect our business financial condition and results of operations.

     The European Commission regulatory regime, for example, distinguishes between voice telephony services and other telecommunications services. The European Commission stated that only phone-to-phone communications reasonably could be considered voice telephony and that, at present, even phone-to-phone Internet telephony does not meet all elements of its voice telephone definition. Therefore, the European Commission concluded that, at the present time, voice over Internet services cannot be classified as voice telephony. More recently, in September 2000, after requesting comments from interested parties the European Commission issued a subsequent communication in which it reaffirmed that Internet telephony is not currently voice telephony.

     As a result of the European Commission's conclusion, providers of Internet telephony should be subjected to no more than a general authorization or declaration requirement by European Union member countries. However, Viper cannot provide assurances that more stringent regulatory requirements will not be imposed by individual member countries of the European Union, since
Commission communications, unlike directives, are not binding on the member states. The member countries therefore are not obligated to reach the same conclusions as the Commission on this subject so long as they adhere to the definition of voice telephony in the Services Directive. Moreover, in its January 1998 IP Telephony Communication, the European Commission state that providers of Internet telephony whose services satisfy all elements of the voice telephony definition and whose users can dial out to any telephone number can be considered providers of voice telephony and may be regulated as such by the member states of the European Union.

     We will also be providing services in countries where the regulation of Internet telephony is more restrictive than in the United States or the European Union. In some of those countries, we may be forced to find strategic partners within those countries to help us obtain regulatory approval. Changes in the regulatory regimes of countries where we do business, then may have the effect of limiting or prohibiting Internet telephony services, to one or more countries in which we currently operate or seek to operate in the future.

     Also, in the event we expand into additional foreign countries, such countries may assert that we are required to qualify to do business in the particular foreign country, that we are otherwise subject to regulation, or that we are prohibited from conducting our business in that country. Our failure to qualify as a foreign corporation in a jurisdiction in which we are required to do so, or to comply with foreign laws and regulations, would materially adversely affect our business, financial condition and results of operations by subjecting us to taxes and penalties and/or by precluding us from, or limiting us in, enforcing contracts in such jurisdictions. Likewise, our customers and partners may be or become subject to requirements to qualify to do business in a particular foreign country, otherwise to comply with regulations, or to cease from conducting business in that country. We cannot be certain that our customers and partners are currently in compliance with regulatory or other legal requirements in their respective countries, that they will be able to comply with existing or future requirements, and/or that they will continue in compliance with any requirements. The failure of our customers and partners to comply with these requirements could materially adversely affect our business, financial conditions and results of operations.

     Finally,  the  International  Telecommunications  Union,  or  the  ITU,  an
international treaty organization that deals with telecommunications matters, has not taken any action in favor or against Internet telephony. In 2000, however, the ITU convened meetings and published reports on the Internet and Internet telephony issues, partly in response to concerns from some developing countries over Internet Telephony and tariffing of international Internet backbone traffic. The ITU will hold additional meetings and will issue additional reports on Internet telephony during 2001 that may encourage some countries to increase or reduce their regulation of Internet telephony. In particular, an ITU study group is examining how international Internet backbone providers compensate each other for traffic. These efforts, which may take several years to be completed and which are currently opposed by the United States and some European countries, may eventually result in changes in national or international regulations dealing with financial compensation for international Internet traffic which could affect certain of our costs.

     Certain Other Regulations Affecting the Internet

     United States. Congress has recently adopted legislation that regulates certain aspects of the Internet, including online content, user privacy and taxation. In addition, Congress and other federal entities are considering other legislative and regulatory proposals that would further regulate the Internet. Congress has, for example, considered legislation on a wide range of issues including Internet spamming, database privacy, gambling, pornography and child protection, Internet fraud, privacy and digital signatures. Various states have adopted and are considering Internet-related legislation. Increased U.S. regulation of the Internet may slow its growth, particularly if other governments follow suit, which may negatively impact the cost of doing business over the Internet and materially adversely affect our business, financial condition, results of operations and future prospects.

     International. The European Union has also enacted several directives relating to the Internet. The European Union has, for example, adopted a directive that imposes restrictions on the collection and use of personal data. Under the directive, citizens of the European Union are guaranteed rights to access their data, rights to know where the data originated, rights to have inaccurate data rectified, rights to recourse in the event of unlawful processing and rights to withhold permission to use their data for direct marketing. The directive could, among other things, affect U.S. companies that collect or transmit information over the Internet from individuals in European Union member states, and will impose restrictions that are more stringent than current Internet privacy standards in the U.S. In particular, companies with offices located in European Union countries will not be allowed to send personal information to countries that do not maintain adequate standards of privacy. Although Viper does not engage in the collection of data for purposes other than routing its services and billing for its services, the directive is quite broad and the European Union privacy standards are stringent. Accordingly, the potential effect on the development of Viper in this area is uncertain.

Item 1a.  Factors that May Affect Future Results

     The Company's business organization, the Company's reliance upon certain technology and third parties, competitive trends in the marketplace, and other factors all involve elements of substantial risk. In many instances, these risks arise from factors over which the Company will have little or no control. Some adverse events may be more likely than others and the consequence of some adverse events may be greater than others. No attempt has been made to rank risks in the order of their likelihood or potential harm. In addition to those general risks enumerated elsewhere, any purchaser of the Company's Common Stock should also consider the following factors.

1. Continued Operating Losses & Development-Stage Company. The Company has incurred $366,029 in losses during the twelve months ending December 31, 2001 and cumulative losses of $405,137 since the Company's inception. The Company is a development-stage company and may well incur significant additional losses in the future as well and there can be no assurance that the Company will be successful or that it will be profitable in the future.

2. Current Financial Structure, Limited Equity, Limited Working Capital & Need for Additional Financing. While the Company's management believes that its financial policies have been prudent, the Company has relied, in large part, upon the use of common stock financing to provide a substantial portion of the Company's financial needs. The Company anticipates that it will need to raise significant additional capital to implement is business plan. While the Company believes that it will be successful, the Company has had only limited discussions with potential investors and there can be no guarantee that the Company will receive additional capital from any investors or, if it does receive sufficient additional capital, that it can obtain additional capital on terms that are reasonable in light of the Company's current circumstances. Further, the Company has not received any commitments or assurances from any underwriter, investment banker, venture capital fund, or other individual or institutional investor.

3. Auditor's Opinion: Going Concern. The Company's independent auditors, Armando
C. Ibarra, CPA, P.C., have expressed substantial doubt about the Company's ability to continue as a going concern since the Company is a development-stage company and operations have not yet commenced.

4. Subordinate to Existing and Future Debt & Authorized But Unissued Preferred Stock. All of the Common Stock is subordinate to the claims of the Company's existing and future creditors and the holders of the Company's existing preferred stock and any that may be issued in the future.

5. Dependence Upon ITXC & Reliance Upon Others. Our VIPER CONNECT product relies upon the "Push to Talk" technology and expertise provided by ITXC. We have not established and we do not currently have any other sources for the technology and expertise provided by ITXC. As a result, we will remain dependent upon ITXC in connection with the marketing and sale of the VIPER CONNECT product. We also intend to distribute our product using independent contractors. In addition, our products and services will continue to rely upon hardware, software, and communications systems provided by others and/or used by our customers. For these reasons we will likely remain highly dependent upon third parties which may materially and adversely affect our ability to offer distinct products and services which may result in adverse pricing pressures on our products with resulting adverse impact on our profits, if any.

6. Price Competition on Certain Services. The products and services that we intend to offer may, through changing technology and cost structures, become commodities which result in intense price competition. While we believe that we will be able to distinguish our products and services from competing products, services, and technologies offered by others, if we fail to distinguish ourselves from others, this could hinder market acceptance of our services, force reductions in contemplated sales prices for our products and services, and reduce our overall sales and gross margins. Potential customers may view price as the primary distinguishing characteristic between our products and services and those of our competitors. This could result in the Company incurring significant and protracted losses. Further, we are selling into a market that has a broad range of desired product characteristics and features which may make it difficult for us to develop products that will address a broad enough market to be commercially viable.

7. Absence of Customers and Long-Term Contracts. While we seek to implement our plans, we currently do not have a customer base. Further, we do not have any long-term contracts with any customers and there can be no assurance that we will successfully obtain long-term contracts on any continuing basis.

8. Limited Control Over Third Parties & Planned Products/Services. We intend to offer VoIP and Video-over-IP network design and planning services and in so doing, we antiicpate that we will be acting as "general contractor" in brining together various third party vendors to complete a VoIP solution based on a customer's specific needs and prferences. As a result, since we may not be able to conrol the products and services that these third parties provide we may not be able to conrol the quality of our products and services. This may adversely impact our ability to implement our business plan and otherwise allow us to differentiate our product effectively in the marketplace.

9. Customers, Technology/Feature Options & Commercial Viability. If we are able to implement our business plan, we will be selling our products and services into a marketplace that is experiencing a convergence of competing technologies. Typically, telecommunications providers desire extremely robust products with the expectation of a relatively long effective life. As a result and depending on the outcome of unknown trends in technology, market forces, and other variables, we may not attract a broad enough market to achieve commercial viability.

10 New Technologies May Be Developed. New products or new technologies may be developed that supplant or provide lower-cost or better-performing alternatives to our planned products and services. This could negatively impact our financial results.

11. Government Regulation. Our planned operations will likely be subject to extensive telecommunications-based regulation by the United States and foreign laws and international treaties. In the United States we are subject to various Federal Communications Commission ("FCC") rules and regulations. Current FCC regulations suggest that our VoIP will not be unduly burdened by new and expanded regulations. However, there can be no assurance that the occurrence of regulatory changes would not significantly affect our operations by restricting our planned operations or increasing the opportunity of our competitors. In the event that government regulations change, there can be no assurance that the costs and burdens imposed on us will not materially and adversely impact our planned business.

12. Control. Our officers and directors directly and indirectly hold an aggregate of 4,659,894 shares of the Company's common stock. This represents over 75% of the Company's total outstanding shares as of December 31, 2001 and thereby allows the Company's officers and directors to retain control over the Company.

13. Prior Filing of Form 10-SB. In June of 2001 we prepared and filed a registration statement on Form 10-SB with the U.S. Securities and Exchange Commission (the "SEC"). Subsequently, our then legal counsel delivered a letter (dated November 15, 2001) to the SEC which, by its terms, stated that the SEC had agreed to allow us to withdraw the registration statement. At the time the Company's management believed, in reliance upon assurances from the Company's then legal counsel, that the Company had been allowed to withdraw the registration statement, notwithstanding that the Securities Exchange Act of 1934 (the "Exchange Act") provides that any withdrawal of a Form 10-SB registration statement (at any time after 60 days from the date at which it is originally filed) requires that the registrant: (a) file Form 15 with the SEC; (b) meet certain requirements that allow the registrant to file Form 15 to terminate the registration of the securities that were previously registered on Form 10-SB; and (c) file such other periodic reports as required to ensure compliance with
Section 13(a) of the Exchange Act up to the date at which the Form 15 is filed. Subsequently, in September 2004, the Company received a letter from the SEC (the "SEC Letter") informing the Company that the Company had not satisfied its obligations to file periodic reports required under Section 13(a) of the Exchange Act. While we believed that we had reasonably relied upon the assurances from our legal counsel (that we had effectively withdrawn the Form 10-SB registration statement), we are determined to complete all past and current periodic filings and to comply with the SEC Letter as expeditiously as possible. However, we have not received any assurances from the SEC that we will not be subject to any adverse enforcement action by the SEC. While we did not seek to avoid our obligations under the Exchange Act in any way, our prior actions in mistakenly believing that we had no obligation to file periodic reports required by the Exchange Act exposes us to risk of liability for significant civil fines and the SEC could, among other enforcement actions, suspend trading in our Common Stock. Further, we offered and sold securities in reliance upon exemptions that were predicated on our mistaken belief that the registration statement had been withdrawn. For these and other reasons we may be exposed to liability. We intend to continue a dialogue with the staff of the SEC and, as information is collected and documents are prepared, to complete all filings needed to demonstrate that we are fulfilling our obligations under the Exchange Act with due care and in full observance of our obligations as a "reporting company" thereunder.

14. Dependence Upon Key Personnel and New Employees. We believe that our success will depend, to a significant extent, on the efforts and abilities of James G. Wray, John L. Castiglione, and Jason A. Sunstein. The loss of the services of any of them could have a material and continuing adverse effect on the Company. Our success also depends upon our ability to attract and retain qualified employees. Hiring to meet our anticipated operations will require that we assimilate significant numbers of new employees during a relatively short period of time.

15. Absence of Key Man Insurance. We currently do not maintain any key man life insurance on the life of Mr. Wray, Mr. Castiglione, or Mr. Sunstein and there are no present plans to obtain any such insurance. In the event that any one or more of them are unable to perform their duties, the Company's business may be adversely impacted.

16. Absence of Workers Compensation and General Liability Insurance. While we intend to acquire workers compensation insurance and general liabliity insurance as our financial resources may allow, at the present time we do not have any workers copensation insurance or any general liability insurance. In the event that one or more employees suffer any injuries or in the event that any customer, vendor, or other third party should incur any injury or losses for which liability is asserted against us, we could incur significant costs and liability for all such infury or losses.

17. Lack of Independent Evaluation of Business Plan & Proposed Strategy. We have not obtained any independent evaluation of our business plan and our business strategy and we have no present plans to obtain any such evaluation. There can be no assurance that we will generate any revenues, or if revenues can be generated, that they can be sustained and generated at a level to achieve or maintain profitability.

18. No Planned Dividends. We do not anticipate that we will pay any dividends on our Common Stock. Any profits that we may generate, if any, will be reinvested.

19. Potential Dilution. Funding of our planned business is likely to result in substantial and on-going dilution of our existing stockholders. While there can be no guarantee that we will be successful in raising additional capital, if we are successful in obtaining any additional capital, existing stockholders may incur substantial dilution.

20. Matter of Public Market and Rule 144 Stock Sales. As of December 31, 2001, there was no public trading market for our Common Stock. Since September 16, 2002, we have had a limited public trading market for our Common Stock in the "Pink Sheets" market. Since that date trading volumes have been volatile with sporadic liquidity levels. Further, our Common Stock is (as of the date of the filing of this Report) a "Penny Stock" and for this reason we face continuing difficulties in our efforts to gain a liquid trading market and there can be no assurance that any liquid trading market will ever develop or, if it does develop, that it can be maintained. In the event that we are able to complete the filing of all periodic reports (the "Periodic Reports") required by Section 13(a) of the Securities Exchange Act of 1934 (the "Exchange Act") and if we are able to avoid any significant adverse enforcement action by the SEC arising out of our lack of compliance with the Exchange Act, then as of December 31, 2001, all of outstanding Common Stock would be termed "restricted securities" which may be sold only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell in brokerage transactions, an amount not exceeding in any three month period 1% of our outstanding Common Stock. Further, unless the Company can complete all of the required Periodic Reports and remain current in the filing of all future Periodic Reports, persons holding restricted stock will not be able to avail themselves of the safe harbor provisions of Rule 144. Persons who are not affiliated with the Company and who have held their restricted securities for at least two years are not subject to the volume limitation. In any trading market for our Common Stock, possible or actual sales of our Common Stock by present shareholders under Rule 144 may have a depressive effect on the price of our Common Stock even if a liquid trading market develops.

21. General Risks of Low Priced Stocks. In any trading market for our Common Stock, we anticipate that our Common Stock will be deemed a "Penny Stock" which will limit trading and liquidity and thereby the retail market for the Common Stock. The limitations are primarily due to the burdens that are imposed on brokers whose customers may wish to acquire our Common Stock.

     In that event, a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the price of our Common Stock. In the absence of a security being quoted on NASDAQ, or the Company having $2,000,000 in net tangible assets, trading in the Common Stock is covered by Rule 3a51-1 promulgated under the Securities Exchange Act of 1934 for non-NASDAQ and non-exchange listed securities. Under such rules, broker/dealers who recommend such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse) must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. Securities are also exempt from this rule if the market price is at least $5.00 per share, or for warrants, if the warrants have an exercise price of at least $5.00 per share. The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure related to the market for penny stocks and for trades in any stock defined as a penny stock.

     The Commission has adopted regulations under such Act which define a penny stock to be any NASDAQ or non-NASDAQ equity security that has a market price or exercise price of less than $5.00 per share and allow for the enforcement against violators of the proposed rules.

     In addition, unless exempt, the rules require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule prepared by the Commission explaining important concepts involving a penny stock market, the nature of such market, terms used in such market, the broker/dealer's duties to the customer, a toll-free telephone number for inquiries about the broker/dealer's disciplinary history, and the customer's rights and remedies in case of fraud or abuse in the sale.

     Disclosure also must be made about commissions payable to both the broker/dealer and the registered representative, current quotations for the securities, and, if the broker/dealer is the sole market maker, the broker/dealer must disclose this fact and its control over the market. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

     While many NASDAQ stocks are covered by the proposed definition of penny stock, transactions in NASDAQ stock are exempt from all but the sole market-maker provision for (i) issuers who have $2,000,000 in tangible assets has been in operation for at least three years ($5,000,000 if the issuer has not been in continuous operation for three years), (ii) transactions in which the customer is an institutional accredited investor, and (iii) transactions that are not recommended by the broker/dealer.

     In addition, transactions in a NASDAQ security directly with the NASDAQ market maker for such securities, are subject only to the sole market-maker disclosure, and the disclosure with regard to commissions to be paid to the broker/dealer and the registered representatives. The Company's securities are subject to the above rules on penny stocks and the market liquidity for the Company's securities could be severely affected by limiting the ability of broker/dealers to sell the Company's securities.

Item 2.  Description of Property

Principal Office

     In 2001, the Company's headquarters and principal office were located at 7960 Silverton Avenue, Suite 210, San Diego, California 92126. The Company leased this space under a month-to-month agreement with approximately 732 square feet at $1.15 per square per month. In July of 2001, the Company entered into an oral lease for the rental of the office space from Jason A. Sunstein, an officer and director of the Company, which required that the Company pay Mr. Sunstein the sum of $1,100 per month in paypment for all office space and utilities thereunder with this arrangement continuing through December 2003 (inclusive). Our current office address (as of the date of this filing) is as shown on the first page of this Form 10-KSB.

Hills of Bajamar Industrial Space

     During September 1998, the Company entered into an agreement with a related party to purchase 50 acres of real property known as the Hills of Bajamar, located in Ensenada, Mexico. The property is valued at a predecessor cost of $125,000. The Company intended to sell lots for residential development and build a communications facility for residents in the surrounding area. As consideration for the land, the Company issued 3,000,000 shares of its Series B Preferred Stock. On June 30, 2001, all of the Series B Preferred Stock was converted into 400,000 shares of the Company's Common Stock. As of December 31, 2001, the Company had not received clear title to the land

Item 3.  Legal Proceedings

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     On December 29, 2001, the Company's stockholders held a Meeting at which the stockholders appointed HJ & Associates, LLC as the Company's independent auditors and elected James G. Wray, John G. Castiglione, and Jason A. Sunstein as Directors of the Company.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

     As of December 31, 2001, the Company's Common Stock did not trade in any market or exchange and the Company had no market makers and had 121 shareholders of record.

     On September 16, 2002, trading commenced in the non-Over the Counter "Pink Sheets" listed in the National Daily Quotations Service under the symbol, VPER. The market for the Company's Common Stock is subject to significant fluctuations and only a limited and volatile trading market exists. During this period, the Common Stock is currently traded only sporadically and with only limited and minimal interest by market makers.

     Stockholders who may seek to sell any Shares of the Common Stock will not likely find any significant liquidity and therefore may not be able to sell any significant volume of the Company's Common Stock.

     The Company has followed the policy of reinvesting earnings, if any, and, consequently, has not paid any cash dividends. At the present time, no change in this policy is under consideration by the Board of Directors. The payment of cash dividends in the future will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial requirements and condition, opportunities for reinvesting earnings, business conditions and other factors.

     In June of 1998,  the  Company  issued  3,000,000  shares of the  Company's
Convertible Preferred Non-Voting Class B shares (the "Series B Preferred Shares") with each share value at $1.00 together with 1,000,000 common stock purchase warrants (the "Warrants"). The Series B Preferred Shares and the Warrants were issued to Tri- National Development Corporation ("Tri-National") to purchase 50 acres of real property located in the Municipality of Ensenada, Baja California, Mexico from Tri-National. The 1,000,000 Warrants provided Tri-National with the right to purchase 1,000,000 shares of the Company's common stock at a price of $3.00 per share (if the Company's common shares are trading at $4.00 or higher); $2.00 per shares (if the Company's common shares are trading between $3.00 and $4.00 per share); $1.25 per share (if the Company's common shares are trading between $2.00 and $3.00 per share); and in no event less than $.75. The price and terms for the property are based on arms length negotiations between the parties and was approved by the Company's Board of Directors and the shareholders of the Company at the Annual Meeting of the Shareholders, held on April 30, 1999. The Series B Preferred Shares and Warrants were offered and sold by the Company's management without the use of an underwriter or NASD registered broker-dealer and no commissions were incurred by the Company in connection with the transaction. All of the Series B Preferred Shares and Warrants were offered and sold under a claim of exemption provided by
Section 4(2) of the Securities Act of 1933 to Tri-National which the Company believed to be sophisticated and experienced in financial, business, and investment matters and otherwise able to evaluate the merits and risks associated with the purchase of the Company's securities.

     In November 2000, the Company issued an aggregate of 36,000,000 shares of the Company's Common Stock to the stockholders of Viper Networks, Inc., a California corporation ("Viper-CA"). The shares were issued to five persons to acquire all of the outstanding stock of Viper-CA. The shares were offered and sold by the Company's management without the use of an underwriter or NASD registered broker-dealer and no commissions were incurred by the Company in connection with the transaction. All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933. Each of the investors were sophisticated and experienced in financial, business, and investment matters and otherwise able to evaluate the merits and risks associated with the purchase of the Company's securities.

     In March 2001, the Company issued 541,550 shares of the Company's Common Stock to twelve investors for gross proceeds of $48,500 in cash and $5,655 in payment of monies owed to Castle-Lion Corporation ("Castle-Lion"), a private corporation owned by John L. Castiglione, an officer and director of the Company. Of the cash proceeds, $8,500 was from Six-Twenty Capital Management, Inc. ("Six-Twenty Capital"), a private corporation owned by Jason A. Sunstein, an officer and director of the Company. The shares were offered and sold by the Company's management without the use of an underwriter or NASD registered broker-dealer and no commissions were incurred by the Company in connection with the transaction. All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933. Each of the investors were sophisticated and experienced in financial, business, and investment matters and otherwise able to evaluate the merits and risks associated with the purchase of the Company's securities.

     In September 2001, the Company offered and sold an aggregate of 1,167,882 shares of the Company's Common Stock at $0.10 per share. The Company received $12,100 in cash, with $2,100 received from Six-Twenty Capital, from the sale of 121,000 shares at $0.10 per share. In addition, 400,000 shares were issued to Tri-National in conversion of the Class B Preferred Stock The remaining shares, totaling 646,882 shares, were issued to four persons as follows (each at a value of $0.10 per share): (a) 6,000 shares were issued in payment for programming services; (b) 210,000 shares were issued to James Wray, an officer and director of the Company in payment for services rendered during the period from January through June 2001; (c) 210,000 shares were issued to Jason A. Sunstein, an officer and director of the Company in payment for services rendered during the period from January through June 2001; (d) 220,882 shares were issued to John Castiglione, an officer and director of the Company in payment for services rendered during the period from January through June 2001 and in payment of monies owed for funds previously advanced to the Company. All of the shares were offered and sold by the Company's management without the use of an underwriter or NASD registered broker-dealer and no commissions were incurred by the Company in connection with the transaction. All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933. Each of the investors were sophisticated and experienced in financial, business, and investment matters and otherwise able to evaluate the merits and risks associated with the purchase of the Company's securities.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

     The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures of contingent liabilities. On an ongoing basis, management evaluates its estimates, including those that relate to income tax contingencies, revenue recognition, and litigation. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. If actual results significantly differ from management's estimates, the Company's financial condition and results of operations could be materially impaired.

Comparison of Fiscal Year Ending December 31, 2001 and From Inception to December 31, 2000

     During the fiscal year ending December 31, 2001, we recorded no sales revenue. This compares to the period from inception on September 14, 2000 through the fiscal year ending December 31, 2000 (the "Fiscal 2000"), during which we also recorded no sales revenue. We had only limited activities and remained a development-stage company. During Fiscal 2001, we had not yet commenced operations.

     During Fiscal 2001, we incurred $354,666 in General and Administrative Expenses which compares to $38,852 in General and Administrative expenses during Fiscal 2000. The increase of 813% from Fiscal 2000 to Fiscal 2001 was due primarily to two factors: (1) during Fiscal 2000 the Company was in existence only for three and one-half months versus the full 12 months of Fiscal 2001; and
(2) during Fiscal 2001 the Company increased the average monthly amount of general administrative expenses in connection with the efforts the Company was taking to develop the Company's business plan. Overall, General and Administrative Expenses were primarily made up of wages and salaries, office expenses, fees and costs incurred for legal and accounting services, and other administrative costs.

     During Fiscal 2001, we recorded a Loss Before Other Expenses of $354,666 compared to Fiscal 2000 where we recorded a Loss Before Other Expense of $38,852. The increase in the amount of the Loss was due primarily the increased administrative expenses we incurred during Fiscal 2001.

     During Fiscal 2001, we also had Interest expense of $6,384 compared to Interest expense of $256 during Fiscal 2000. In addition, during fiscal 2001, we realized a loss on marketable securities of $5,084 and other net income and expense of $105.

     As a result, during Fiscal 2001 we had a Net Loss of $366,029 compared to a Net Loss of $39,108 for Fiscal 2000.

     Basic Loss Per Share for Fiscal 2001 was ($0.08) compared to Fiscal 2000 where we had a Basic Loss Per Share of ($0.02) per Share. During Fiscal 2001 we had 4,397,939 weighted average shares outstanding compared to Fiscal 2000 when we had 1,855,506 weighted average shares outstanding.

Liquidity and Capital Resources

     At December  31,  2001,  we had $105 in cash.  At the same time,  we had no other current assets. Our only assets consisted of certain computer equipment and office furniture. In contrast, as of December 31,2001, our current
liabilities   consisted  of  $227,614  which  consisted  of  accrued  wages  and professional services, accounts payable to related parties, a note with a related party, and capital lease obligations.

     During Fiscal 2001, our cash needs were met primarily by the sale of common stock and loans from certain of our shareholders. We can not be assured that we will continue to obtain funds from these or any other sources to meet our need for additional capital resources.

     During   Fiscal  2001,   we  defaulted  on  our  long  term  capital  lease
obligations. The net present value of the lease plus accrued interest totaling $20,305 is shown in our current liabilities.

     Overall, our liquidity and access to capital is very limited. Net Working Capital as of December 31, 2001 was ($227,509). We have not received any commitment for additional financing and given our development-stage, we may be limited to loans and other cash infusions from officers, directors, existing stockholders, and persons affiliated or associated with one or more of them. If we are to implement our business plan, we will need to raise significant amounts of additional capital and during the period ending December 31, 2001 we had not received any commitment that any such additional financing would be forthcoming or, if could be obtained, that it can be obtained on reasonable terms in light of our circumstances at that time. In addition, if any financing should be obtained, existing shareholders will likely incur substantial, immediate, and permanent dilution of their existing investment.

     As of December 31, 2001, the Company expects to need at least $100,000 to cover its anticipated operating expenses for the next twelve month period thereafter.

Critical Accounting Policies

     The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements; and the reported amount of revenues and expenses during the reporting periods. We are required to make judgments and estimates about the effect of matters that are inherently uncertain. Actual results could differ from our estimates. While we are a development-stage company, the most significant areas involving our judgments and estimates are principally those involving our current liabilities.

Safe Harbor for Forward-Looking Statements

     This Form 10-KSB contains forward-looking statements as defined by federal securities laws which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements concerning plans, objectives, goals, strategies, expectations, intentions, projections, developments, future events, performance or products, underlying (express or implied) assumptions and other statements which are other than historical facts. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "intends," "plans," "anticipates," "contemplates," "believes," "estimates," "predicts," "projects," and other similar terminology or the negative of these terms. From time to time we may publish or otherwise make available forward-looking statements of this nature. All such forward-looking statements, whether written or oral, and whether made by us or on our behalf, are expressly qualified by the cautionary statements described in this Form 10-KSB, including those set forth in Section 1A entitled "Factors That May Affect Future Results." In addition, we undertake no obligation to update or revise any forward-looking statement to reflect events, circumstances, or new information after the date of this Form 10-KSB or to reflect the occurrence of unanticipated or other subsequent events, and we disclaim any such obligation.

Impact of Inflation

     Because of the nature of its services, the Company does not believe that inflation had a significant impact on its sales or profits.

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business
Combinations. SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of this Statement are to be accounted for using one method. The provisions of this Statement are effective for all business combinations initiated after June 30, 2001. This accounting pronouncement is not expected to have a material impact on the Company's financial position or results of operations.

     In June 2001 the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for after they have been initially recognized in the financial statements. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. This accounting pronouncement is not expected to have a material impact on the Company's financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets, supersedes SFAS No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of, supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment or a Business and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion), and amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. This accounting pronouncement is not expected to have a material impact on the Company's financial position or results of operations.


Item 7. Financial Statements.

     The financial statements and related financial information required to be filed hereunder are indexed on page F-1 of this report and are incorporated herein by reference.

Item 8.  Changes in and Disagreements With Accountants.

     None.

                                    PART III

Item  9.  Directors,   Executive  Officers,   Promoters,  and  Control  Persons;
Compliance With Section 16(a) of the Exchange Act.

Directors and Executive Officers

     The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The Company's by-laws provide for four authorized directors. Currently, the Company has only three directors and intends, as opportunities become available, to identify one additional director to serve on the Company's Board of Directors.

     The officers serve at the pleasure of the Board of Directors. Information as to the directors and executive officers of the Company is as follows:

---------------------------------------------------- --------- ------------------------------------- ---------------
                       Name                            Age                   Position                 Date Elected
---------------------------------------------------- --------- ------------------------------------- ---------------
James G. Wray                                           32      President, Chief Technical Officer        2000
                                                                and Director
---------------------------------------------------- --------- ------------------------------------- ---------------
John L. Castiglione                                     31      Chief Executive Officer, Treasurer,       2000
                                                                and Director
---------------------------------------------------- --------- ------------------------------------- ---------------
Jason A. Sunstein                                       31      V.P. Finance, CFO, Secretary, and         2000
                                                                Director
---------------------------------------------------- --------- ------------------------------------- ---------------

     Each of the foregoing persons may be deemed a "promoter" of the Company, as that term is defined in the rules and regulations promulgated under the Securities Act of 1933.

     James G. Wray, age 32, is President, Chief Technical Officer and Director of the Company. Mr. Wray brings several years of IT, Sales and Management experience to the Company. From May 2000 to June 2001, he worked as a Network Consultant for Minolta Business Solutions, where he pioneered the technology integration division located in San Diego, which has become the number one branch of the company for sales. From April 1997 to May 2000, Mr. Wray acted as the National Sales Manager for McArthur Sports, and prior to that acted as a Sales Manager for TSR Wireless from February 1995 to May 1997. The last several years his focus has been WAN and IP based networks specializing in VPN technology. Mr. Wray holds a B.A. (degree) in Economics from San Diego State University.

     John L. Castiglione, age 31, is Chief Executive Officer, Treasurer, and Director of the Company and has held these positions since September 2000. Prior to joining the Company, Mr. Castiglione held marketing positions with Fujitsu Business Communications Systems (1999), Starbucks Specialty Sales (1998), TSR Wireless (1996-1998), and ICG Communications (1998-2000). Mr. Castiglione attended San Diego State University where he studied Business as well as Industrial and Organizational Psychology.

     Jason A. Sunstein, age 31, is Vice President Finance, Secretary and Director of the Company and has held these positions since September 2000. Prior to joining the Company, Mr. Sunstein held various executive positions with Tri-National Development Corp., a publicly-traded real estate development company. Mr. Sunstein resigned from Tri-National on April 1, 2001. Mr. Sunstein attended San Diego State University where he majored in Finance.

Advisory Board Member

     The Company has established an Advisory Board. Currently the Company has only one Advisory Board Member but the Company may increase the size of the Board if opportunities arise. The Advisory Board provides advice to the Company's management from time to time and as requested. The Company has not established any compensation arrangements for the services it receives from persons who provide advice in their capacity as Advisory Board Members.

     Paul Goss, age 45, is an Advisory Board Member of the Company. Mr. Goss has been legal counsel to the Company since September 2000. Mr. Goss has been the Executive Vice President and General Counsel for One Capital Corporation, a private merchant bank with offices in New York and Denver since 1990. Prior to joining Capital One, Corporation, Mr. Goss was engaged in the private practice of law in Denver, Colorado with a concentration in real estate, corporate, and securities law. He is a member of the Denver and Colorado Bar Associations. Mr. Goss has a Masters in Business Administration (degree) in addition to his Juris Doctor (degree) from the University of Denver.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange "Act") requires that the Company's directors, executive officers, and persons who own more than 10% of the Company's Common Stock (collectively, "Covered Persons") to file reports of ownership (Form 3) and reports changes in ownership of Common Stock (Forms 4 and Forms 5) with the Securities and Exchange Commission as well as the Company and any exchange upon which the Company's Common Stock is listed.

     The Company is required to identify Covered Persons that the Company knows have failed to file or filed late Section 16(a) reports during the previous fiscal year. To the Company's knowledge, the following Covered Persons during the fiscal year ended December 31, 2001 failed to file on a timely basis reports required by Section 16(a) of the Exchange Act:

                                                    No. of Reports Not Filed on
   Name                         Position                a Timely Basis(1)

James G. Wray              President and Director        Forms 3, 4, and 5
John G. Castiglione        Chief Executive Officer       Forms 3, 4, and 5
                           and Director
Jason A. Sunstein          V.P, CFO, Secretary,          Forms 3, 4, and 5
                           and Director

(1) To the Company's knowledge, based solely on a review of the copies of the reports furnished to the Company by such persons, in the fiscal year ended December 31, 2001, such persons have subsequently filed the reports required by Section 16(a) of the Exchange Act.

Item 10.  Executive Compensation

     The Company's Board of Directors has authorized the compensation of its officers with the following annual cash salaries:


                           SUMMARY COMPENSATION TABLE

----------------- --------- ------------------------------------ ----------------------------------------- -------------
                   Annual Compensation Long-Term Compensation
----------------- --------- ------------------------------------ ----------------------------------------- -------------
                                                                              Awards Payouts
----------------- --------- ------------------------------------ ----------------------------------------- -------------
    Name and                                          Other                                      LTIP
   Principal                  Salary      Bonus       Annual     Restricted     Securities      Payouts
    Position        Year       ($)         ($)     Compen-sation    Stock       Underlying        ($)       All Other
      (a)           (b)        (c)         (d)         ($)         Awards        Options/         (h)      Compen-sation
                                                       (e)           (s) SARs
                                                                     (1) ($) (#)
                                                                     ($) (f) (g)
                                                                     (i)
----------------- --------- ----------- ---------- ------------- ------------ --------------- ------------ -------------
James G. Wray      1999          $0     $0           $0          $0                 0         $0           $0
President, CTO     2000          $0     $0           $0          $0           100,000         $0           $0
and Director       2001          $0     $0           $0          $21,000      150,000         $0           $ 3,375
----------------- --------- ----------- ---------- ------------- ------------ --------------- ------------ -------------
John L.            1999          $0     $0           $0          $0                 0         $0           $0
Castiglione,       2000          $0     $0           $0          $0           100,000         $0           $0
CEO, Treasurer,    2001          $0     $0           $0          $64,000      150,000         $0           $18,469
and Director

Jason A.
Sunstein, V.P.     1999          $0     $0           $0          $0                 0         $0           $0
Finance,           2000          $0     $0           $0          $0           100,000         $0           $0
Secretary and      2001          $0     $0           $0          $64,000      150,000         $0           $15,750
Director

All Directors
as a Group (3
persons)           1999          $0                                                 0
                   2000          $0                                           300,000
                   2001          $0                                           450,000
================= ========= =========== ========== ============= ============ =============== ============ =============

     With respect to cash salaries, the Company may change or increase salaries as the Company's profits and cash flow allow.

Footnote:

(1) The $3,375 in All Other Compensation paid to James G. Wray represents payment for automobile expenses, the $18,469 paid to John L. Castiglione represents paypment of $1,734 as expense reimbursement with $16,735 as automobile expenses, and the $15,750 paid to Jason A. Sunstein represents payment for automobile expenses for automobile expenses.

                      OPTION/SAR GRANTS IN 2001 FISCAL YEAR

                                             (Fiscal Year Individual Grants)
----------------------------------- -------------------- -------------------- ----------------- --------------------
                                     No. of Securities    Percent of Total
                                        Underlying            Options/
                                       Options/SARs        SARs Granted to
                                         Granted              Employees in       Exercise
                                            (#)              Fiscal Year          Price             Expiration
               Name                                                               ($/Sh)               Date
               (a)                          (b)                  (c)                (d)                 (e)
----------------------------------- -------------------- -------------------- ----------------- --------------------
James G. Wray                             150,000              33.33%               $0.11          12/28/2006

John L. Castiglione                       150,000              33.33%               $0.11          12/28/2006

Jason A. Sunstein                         150,000              33.33%               $0.11          12/28/2006

----------------------------------- -------------------- -------------------- ----------------- --------------------

     The Company does not currently compensate its Directors for their services as directors. The Board of Directors did not include any independent directors as of December 31, 2001. Such Directors will be added as needed and at the same time such directors are appointed or elected, the Company may institute a system of compensation either in the form of attendance fees or option awards.

     With respect to cash salaries, the Company may change or increase salaries as the Company's profits and cash flow allow. The amount of any increase in salaries and compensation for existing officers has not been determined at this time and the number and dollar amount to be paid to additional management staff that will likely be employed has not been determined.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information relating to the beneficial ownership of Company common stock by those persons beneficially holding more than 5% of the Company's Common Stock, by the Company's directors and executive officers, and by all of the Company's directors and executive officers as a group as of December 31, 2001

-------------------------------- -------------------------------- ----------------------- ------------------
(1)                              (2)                              (3)                     (4)
                                 Name And                         Amount And
                                 Address Of                       Nature Of
Title Of                         Beneficial                       Beneficial              Percent Of
Class                            Owner                            Owner (1)               Class (1) (2)
-------------------------------- -------------------------------- ----------------------- ------------------
Common Stock                     James G. Wray                           1,460,000           23.49%
                                 7960 Silverton Avenue, Suite
                                 210
                                 San Diego, California 92126

Common Stock                     John L. Castiglione                     1,963,894(3)        31.60%(3)
                                 7960 Silverton Avenue, Suite
                                 210
                                 San Diego, California 92126

                                 Jason A. Sunstein
Common Stock                     7960 Silverton Avenue, Suite            1,236,000(4)        19.89%(4)
                                 210
                                 San Diego, California 92126

                                 First Pacific Investment
                                 Management
Common Stock                     1666 Garnet Avenue #212                   320,000            5.15%
                                 San Diego, California 92109

Common Stock                     Six-Twenty Marketing, Inc.                440,000            7.08%
                                 1905 South Eastern Ave.
                                 Las Vegas, Nevada 89104

Common Stock                     Tri-National                              400,000            6.44%
                                 c/o 7960 Silverton Avenue
                                 Suite 210
                                 San Diego, California 92126
-------------------------------- -------------------------------- ----------------------- ------------------
Officers and Directors as a
group (3 persons)                                                        4,659,894           74.99%
-------------------------------- -------------------------------- ======================= ==================

Footnotes:

     (1) "Beneficial Owner" means having or sharing, directly or indirectly (i) voting power, which includes the power to vote or to direct the voting, or
     (ii) investment power, which includes the power to dispose or to direct the disposition, of shares of the common stock of an issuer. The definition of beneficial ownership includes shares underlying options or warrants to purchase common stock, or other securities convertible into common stock, that currently are exercisable or convertible or that will become exercisable or convertible within 60 days. Unless otherwise indicated, the beneficial owner has sole voting and investment power.

     (2) Percentages are based on 6,214,180 Shares outstanding on December 31, 2001 and an aggregate of 750,000 shares purchasable upon exercise of certain Common Stock Purchase Options granted to the Company's officers and directors (250,000 shares purchasable by James G. Wray, 250,000 shares purchasable by John L. Castiglione, and 250,000 shares purchasable by Jason
     A. Sunstein) (See "Option/SAR Grants in Last Fiscal Year" table shown above).

     (3) The amount shown includes 556,550 shares of the Company's Common Stock held by Castle-Lion Corporation, a corporation solely owned by John L. Castiglione, an officer and director of the Company.

     (4) The amount shown includes 106,000 shares of the Company's Common Stock held by Six-Twenty Capital Management, Inc., a corporation solely owned by Jason A. Sunstein, an officer and director of the Company.

Item 12.  Certain Relationships and Related Transactions.

     Mr. Sunstein, the Company's Vice President Finance and Secretary and Director, was also an officer of Tri-National Development Corporation ("Tri-National") from January 1996 to April 1, 2001. Tri-National acquired 3,000,000 shares of the Company's Series B Preferred Stock on September 1, 1998.

     During September 1998, the Company entered into an agreement with Tri-National Development, Inc. ("Tri-National") to purchase 50 acres of real property known as the Hills of Bajamar, located in Ensenada, Mexico. The property was valued at a predecessor cost of $125,000. The Company intended to sell lots for residential development and build a communications facility for residents in the surrounding area. As consideration for the land, the Company issued 3,000,000 shares of its Series B Preferred Stock to Tri-National. On June 30, 2001, all of the Series B Preferred Stock was converted into 400,000 shares of the Company's Common Stock. As of December 31, 2001, the Company had not received clear title to the land.

     During 2000, Casteglion Corporation, a private company ("Castle-Lion") owned by John L. Castiglione, a Company officer and director, advanced an aggregate of $5,655 in paying certain expenses incurred by the Company. In March 2001, the Company issued 56,550 shares of the Company's Common Stock to Castle-Lion to extinguish this accounts payable.

     During 2000, Jason A. Sunstein, a Company officer and director, advanced an aggregate of $1,820 to the Company in paying certain expenses incurred by the Company. The Company later repaid Mr. Sunstein.

     In early 2001, the Company issued a promissory note in the principal amount of $13,667 due a former officer of the Company. The note accrues interest at 15% per annum, is unsecured, and is payable on or before June 30, 2001.

     In July of 2001, the Company entered into an oral lease for the rental of office space from Jason A. Sunstein, an officer and director of the Company, which required that the Company pay Mr. Sunstein the sum of $1,100 per month in paypment for all office space and utilities thereunder with this arrangement continuing through December 2003 (inclusive). While the Company believes that the office arrangement with Mr. Sunstein was undertaken on terms that were no different thatn those that the Company could have obtained in an arms length transaactionw ith an unrelated third party, the Company completed only a limited evaluation of other alternatives.

     During 2001, Six-Twenty-Capital Management, Inc., a private company ("Six-Twenty Capital") owned by Jason A. Sunstein, a Company officer and director, purchased an aggregate of 106,000 shares of the Company's Common Stock at a purchase price of $0.10 per share. The Company's sale of the shares to Six-Twenty Capital was undertaken on the same terms as others during this period.

     During 2001, Six-Twenty Capital Management, Inc. ("Six-Twenty Capital"), a private company owned by Jason A. Sunstein, a Company officer and director, purchased an aggregate of 106,000 shares of the Company's Common Stock for $10,000 on terms consistent with other cash sales of the Company's Common Stock.

     As a result of several transactions, Jason A. Sunstein, an officer and director of the Company, paid certain of the Company's expenses which totaled $4,587 during the twelve months ended December 31, 2001, totaling $6,407 as of December 31, 2001. The Company subsequently repaid Mr. Sunstein all of these amounts.

     Further and as a result of several transactions, John L. Castiglione, an officer and director of the Company, paid certain of the Company's expenses which totaled $3,352 during the yrear ending December 31, 2001. The Company subsequently repaid Mr. Castiglione all of these amounts.

Item 13.   Exhibits and Reports on Form 8-K

(a) The following Exhibits are attached or incorporated by reference, as stated below.

     3.1(a) Articles of Amendment to Articles of Incorporation of Tinglefoot Mining, Inc.*

     3.1(b) Articles of Amendment to Articles of Incorporation of Mexico Investment Corporation*

     3.1(c) Articles of Amendment to the Articles of Incorporation of Baja Pacific International, Inc.*

     3.1(d) Articles of Incorporation of Taig Ventures, Inc.

     3.3  By-Laws for Viper Networks, Inc.*

     10.1 Securities Purchase Agreement and Plan of Reorganization*

     10.2 Viper Networks, Inc. 2000 Equity Incentive Plan*

     10.3 Employment Agreement (Wray)*

     10.4 Employment Agreement (Castiglione)*

     10.5 Employment Agreement (Sunstein)*

     10.6 Agreement of Purchase and Sale of Assets (between Viper Networks, Inc. And Tri-National Development Corporation)*

     10.7 Addendum to the Agreement of Purchase and Sale of Assets Between Viper Networks, Inc. And Tri-National Development Corporation*

     10.8 Settlement Agreement And General Release of Claims (between Viper Networks, Inc. And Tri-National Development Corporation)*

     10.9 Month-to-Month Industrial Lease

     23.1 Consent of Independent Accountants, H.J. & Associates, LLC

     23.2 Consent of Independent Accountants, Armondo C.Ibaarro, C.P.A., P.C.

     31.1 Certification by Chief Executive Officer

     31.2 Certification by Chief Financial Officer

     32.1 Certification  by Chief Executive  Officer of the Company  Pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification  by Chief Financial  Officer of the Company  Pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002.

     *Previously filed with Form 10-SB or 10-SB-Amendment No. 1 and incorporated herein by reference.


     (b) The Company filed the following Reports on Form 8-K during the year ending December 31, 2001: None.

Item 14.   Principal Accountant Fees and Services.

Audit Fees

     The anticipated fees to Arnabdo C. Ibarra, CPA, P.C. for professional services rendered for the audit of the Company's annual financial statements for the fiscal year ended December 31, 2001 and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-QSB for that fiscal year are estimated at $8,000. No other fees for audit-related services were billed or paid to Armando C.Ibarra, CPA, P.C. Audit related services generallty include fees for accounting consultations, busienss acquisitios and work related thereto.

     In addition, the Company paid HJ & Associates, LLC for professional services rendered for the audit of the Company's annual financial statements for the fiscal year ended December 31, 2000 the sum of $13,726.96. The Company also paid HJ & Associates, LLC the sum of $3,663.40 in fees for planning for the anticipated audit of the Company's annual financial statements for the fiscal years ended December 31, 2001, 2002 and 2003 (which preceded their resignation in 2004).

Audit Committee Charter

     The Company intends to establish an Audit Committee of the Company's Board of Directors and thereb to establish a Charter for the Audit Committee. For the year ending December 31, 2001 and due to limited financial resources, the Company has delayed the implemention of these plans untilsuch later date at which the Company may have the financial resources available.

Audit Committee Report

     Since the Company did not estaslibh an Audit Committe for the year ending December 31, 2001, no Audit Committee for this period is available.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Viper Networks, Inc.



By: /s/John G. Castiglione                             Date: March ___, 2005
   -----------------------
     John G. Castiglione
     Chief Executive Officer
     & Treasurer


By: /s/ Jason A. Sunstein                           Date:  March  ____, 2005
   ----------------------
     Jason A. Sunstein
     Vice President Finance
     & Secretary


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the datesindicated.



By: /s/John G. Castiglione                             Date: March ___, 2005
   -----------------------
     John G. Castiglione
     Chief Executive Officer,
     Treasurer & Director


By: /s/ Jason A. Sunstein                           Date:  March  ____, 2005
   ----------------------
     Jason A. Sunstein
     Vice President Finance,
     Secretary & Director

                         Index to Financial Statements

Reports of Independent Registered Public Accounting Firm................... F-2

Consolidated Balance Sheet as of December 31, 2001......................... F-4

Consolidated Statements of Operations for the Years Ended
December 31, 2001 and 2000 and from Inception on September 14,
2000 through December 31, 2001............................................. F-5

Consolidated Statements of Stockholders' Deficit for the Years
Ended December 31, 2001 and 2000 and from Inception on
September 14, 2000 through December 31, 2001............................... F-6

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2001 and 2000 and from Inception on September 14,
2000 through December 31, 2001............................................. F-7

Notes to the Consolidated Financial Statements............................. F-8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Viper Networks, Inc.
(A Development Stage Company)
10373 Roselle Street, Suite 170
San Diego, CA 92121

We have audited the accompanying consolidated balance sheet of Viper Networks, Inc. and subsidiaries (A Development Stage Company) of December 31, 2001 and the related consolidated statements of operations, changes in shareholders' equity and cash flow for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Viper Networks, Inc. as of December 31, 2000, were audited by other auditors whose report dated December 10, 2004 expressed an unqualified opinion on those statements. Their report included an explanatory paragraph regarding going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Viper Networks, Inc., and subsidiaries as of December 31, 2001, and the results of their operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Armando C. Ibarra
__________________________
ARMANDO C. IBARRA, CPA
February 19, 2005
Chula Vista, Ca. 91910

Board of Directors
Viper Networks, Inc. and Subsidiary
(A Development Stage Company)
San Diego, California

We have audited the accompanying consolidated statements of operations, stockholders' equity (deficit) and cash flows for the period from inception at September 14, 2000 through December 31, 2000 of Viper Networks, Inc. and Subsidiary (formerly Taig Ventures, Inc.) (a development stage company). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Viper Networks, Inc. and Subsidiary (formerly Taig Ventures, Inc.) (a development stage company) as of December 31, 2000, and the consolidated results of their operations and their cash flows for the period from inception on September 14, 2000 through December 31, 2000, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company is a development stage company with no significant operating results since inception, raising substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HJ & Associates, LLC
Salt Lake City, Utah
December 10, 2004

                       VIPER NETWORKS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                           Consolidated Balance Sheet


                                                                                                  December 31,
                                                                                                      2001
                                                                                               ------------------
                                     ASSETS

Current Assets:
   Cash                                                                                        $             105
                                                                                               ------------------
     Total current assets                                                                                    105
Property and equipment, net (Note 3)                                                                      19,786
                                                                                               ------------------

     Total assets                                                                              $          19,891
                                                                                               ==================


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                                                            $           4,866
   Accrued liabilities (Note 3)                                                                          167,360
   Accounts payable to related party (Note 6)                                                             16,359
   Note with related party (Note 6)                                                                       15,000
   Taxes payable                                                                                           1,265
   Capital lease obligations, current portion (Note 5)                                                    20,305
   Stock subscription deposit (Note 7)                                                                     2,459
                                                                                               ------------------
     Total current liabilities                                                                           227,614
                                                                                               ------------------
Commitments and Contingencies (Note 9)                                                                         -

Stockholders deficit:
   Preferred stock: Class A, authorized 100,000 shares at
     $1.00 par value, -0- shares issued and outstanding (Note 10)                                              -
   Preferred stock: Class B, authorized 10,000,000 shares at
     $1.00 par value, -0- shares issued and outstanding (Note 10)                                              -
   Common stock: 100,000,000 shares authorized of
     $0.001 par value, 6,214,180 shares issued and outstanding                                             6,214
   Additional paid-in capital (deficit)                                                                  316,200
   Stock subscription receivable (Note 4)                                                               (125,000)
   Accumulated deficit                                                                                  (405,137)
                                                                                               ------------------
     Total stockholders' deficit                                                                        (207,723)
                                                                                               ------------------

     Total liabilities and stockholders' deficit                                                          19,891
                                                                                               ==================



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       VIPER NETWORKS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statements of Operations

                                                                                                        From Inception on
                                                                              Year ended            September 14, 2000 Through
                                                                             December 31,                  December 31,
                                                                           ------------------   ------------------------------------
                                                                                  2001                 2000                2001
                                                                           -------------------  -----------------   ----------------
General and Administrative                                                 $          354,666    $         38,852   $       393,518
                                                                           -------------------   -----------------  ----------------
Loss from Operations                                                                 (354,666)            (38,852)         (393,518)
                                                                           -------------------   -----------------  ----------------
Other Income (expenses)
     Realized loss on marketable securities                                            (5,083)                  -            (5,083)
     Interest expense                                                                   (6384)               (256)           (6,640)
     Other income                                                                         104                   -               104
                                                                           -------------------   -----------------  ----------------
       Total other income (expenses)                                                  (11,363)               (256)          (11,619)
                                                                           -------------------   -----------------  ----------------
Net Loss                                                                   $         (366,029)   $        (39,108)  $      (405,137)
                                                                           ===================   =================  ================
Basic Loss Per Share                                                       $            (0.08)   $          (0.02)  $         (0.11)
                                                                           ===================   =================  ================
Weighted Average Number of
   Shares Outstanding                                                               4,397,939           1,855,506         3,821,582
                                                                           ===================   =================  ================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       VIPER NETWORKS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                Consolidated Statements of Stockholders' Deficit

                                                                                                            Deficit
                                                                                  Additional              Accumulated
                                                                                   Paid-In       Stock     During the     Total
                                       Preferred Stock          Common Stock       Capital   Subscriptions Development Stockholders'
                                    Shares        Amount      Shares     Amount   (Deficit)   Receivable      Stage       Deficit
                                 ------------   ----------- ---------- --------- ------------ -----------  ----------- -------------
Balance, September 14, 2000
   (inception)                             -    $        -           - $      -  $        -   $        -   $       -     $        -

Common stock issued to
   founders for cash at $0.00
   per share                               -             -   3,000,000    3,000       (3,000)          -           -              -

Recapitalization                   3,000,000     3,000,000     565,786      566   (2,902,991)   (125,000)          -        (27,425)

Net loss from September 14, 2000
  to December 31, 2000                     -             -           -        -            -           -      (39,108)      (39,108)
                                 ------------   ----------- ---------- --------- ------------ -----------  -----------  ------------

Balance, December 31, 2000         3,000,000     3,000,000   3,565,786    3,566   (2,905,991)   (125,000)     (39,108)      (66,533)

Issuance of common stock
   for cash                                -             -     606,000      606       59,994           -            -        60,600

Issuance of common stock
   for related party accounts
   payable                                 -             -      56,550       56        5,599           -            -         5,655

Issuance of common stock
   for services                            -             -   1,585,844    1,586      156,998           -            -       158,584

Conversion of preferred stock
   to Common Stock                (3,000,000)   (3,000,000)    400,000      400    2,999,600           -            -             -

Net loss for the year ended
   December 31, 2001                       -             -           -        -            -           -     (366,029)     (366,029)
                                 ------------   ----------- ---------- --------- ------------ -----------  -----------  ------------
Balance, December 31, 2001                 -    $        -   6,214,180  $ 6,214  $   316,200  $ (125,000)  $ (405,137)  $  (207,723)
                                 ============   =========== ========== ========= ============ ===========  ===========  ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       VIPER NETWORKS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows

                                                                                                        From Inception on
                                                                              Year ended            September 14, 2000 Through
                                                                             December 31,                  December 31,
                                                                           ------------------   ------------------------------------
                                                                                  2001                 2000                2001
                                                                           -------------------  -----------------  -----------------
Cash flows from operating activities:
Net loss                                                                   $         (366,029)   $      (39,108)  $        (405,137)
Adjustments to reconcile net loss to net cash
   used in operations:
     Depreciation                                                                       4,558                 -               4,558
     Amortization of notes payable discount                                             1,078               256               1,334
     Interest accrual                                                                   3,442                 -               3,442
     Stock based compensation                                                         302,797                 -             302,797
     Loss on sale of marketable securities                                              5,083                 -               5,083
     Changes in assets and liabilities:
       Accounts payable                                                                (8,480)                -              (8,480)
       Accrued professional fees                                                                         22,500              22,500
       Accounts payable related party                                                  15,185             7,475              22,660
       Taxes payable                                                                      819                 -                 819
                                                                           -------------------   ---------------  ------------------
         Net cash used in operating activities                                        (41,547)           (8,877)            (50,424)
                                                                           -------------------   ---------------  ------------------
Cash flows from investing activities:
     Purchases of office furniture and equipment                                       (5,777)                -              (5,777)
     Purchases of marketable securities                                               (15,044)                -              15,044)
     Sales of marketable securities                                                     9,961                 -               9,961
                                                                           -------------------   ---------------  ------------------
         Net cash used in investing activities                                        (10,860)                -             (10,860)
                                                                           -------------------   ---------------  ------------------
Cash flows from financing activities:
     Proceeds from issuance of common stock                                            60,600                 -              60,600
     Increase (decrease) in cash overdraft                                             (7,343)            7,343                   -
     Cash acquired in reverse acquisition                                                                    34                  34
     Payments on capital lease obligations                                             (1,704)                -              (1,704)
     Stock subscription deposits                                                          959             1,500                2459
                                                                           -------------------   ---------------  ------------------
         Net Cash Provided by Financing Activities                                     52,512             8,877              61,389
                                                                           -------------------   ---------------  ------------------
Net increase in cash                                                                      105                 -                 105
Cash at the beginning of the period                                                         -                 -                   -
                                                                           -------------------   ---------------  ------------------
Cash at the end of the period                                              $              105    $            -   $             105
                                                                           ===================   ===============  ==================

Supplemental schedule of cash flow activities
   Cash paid for:
     Interest                                                              $            1,865    $            -   $           1,865
     Income taxes                                                          $                -    $            -   $               -
   Non-cash investing and financial activities:
     Equipment acquired by capital lease                                   $            8,431    $       10,136   $          18,567
     Common stock issued in payment of services                            $          158,584    $            -   $         158,584
     Common stock issued in payment of accounts
       payable to related party                                            $            5,655    $            -   $           5,655
     Recapitalization resulting from reverse merger                        $                -    $      (27,425)  $         (27,425)

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       VIPER NETWORKS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          a.   Organization

               The consolidated financial statements presented are those of Viper Networks, Inc. and its wholly-owned Subsidiaries (the "Company").

               The Company has had limited activities since inception and is considered a development stage company because no revenues have been realized and planned principal operations have not yet commenced. The Company was formed to design, develop and market full service integration and worldwide Internet Protocol (IP) telephony services. As of December 31, 2001, the Company has not commenced its principal planned operations. The ultimate recovery of investments and costs is dependent on future profitable operations, which presently cannot be determined.

               Viper Networks, Inc. ("Viper-CA") was incorporated on September 14, 2000 under the laws of the State of California. Taig
               Ventures, Inc. ("Taig") was incorporated under the laws of the State of Utah on February 28, 1983.

               On November 15, 2000, Taig and Viper-CA completed a Securities Purchase Agreement and Plan of Reorganization whereby Taig issued 36,000,000 pre-split or 3,000,000 post-split shares of its common stock in exchange for all of the outstanding common stock of Viper-CA. Immediately prior to the Securities Purchase Agreement and Plan of Reorganization, Taig had 6,788,507 pre-split or 565,786 post-split shares of common stock and 3,000,000 shares of non-voting preferred stock issued and outstanding. For accounting purposes, the acquisition has been treated as a recapitalization of Viper-CA with Viper-CA as the acquirer (reverse acquisition). Viper-CA was treated as the acquirer for accounting purposes because the shareholders of Viper-CA controlled Taig after the acquisition. The historical financial statements prior to November 15, 2000 are those of Viper-CA.

               On December 29, 2000, Taig changed its name to Viper Networks, Inc. ("Viper-UT") and authorized a reverse split of the Company's common stock on a 1-for-12 basis.

          b.   Basis of presentation

               The Company's consolidated financial statements are prepared using the accrual method of accounting and include Viper-CA and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

               VIPER NETWORKS, INC. AND SUBSIDIARY AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          c.   Estimates

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          d.   Property and equipment

               Property and equipment are stated at cost and are depreciated over their estimated useful lives using the straight-line method. Useful lives range from three to five years for office furniture and equipment. Additions to property and equipment together with major renewals and betterments are capitalized. Maintenance, repairs and minor renewals and betterments are charged to expense as incurred.

          e.   Long lived assets

               All long lived assets are evaluated yearly for impairment per Statement of Financial Accounting Standards No. 121 ("SFAS 121", "Accounting for the Impairement of Long-Live Assets." Any impairment in value is recognized as an expense in the period when the impairment occurs.

          f.   Revenue recognition

               The Company will recognize revenues and the related costs for voice, data and other services along with product sales when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the fee is fixed or determinable, and collection of the resulting receivable is probable. Support and maintenance sales will be recognized over the contract term. Amounts invoiced and collected in advance of product or services provided will be recorded as deferred revenue. The Company plans to accrue for warranty costs, sales returns, and other allowances based on its experience.

          g.   Stock-based compensation

               Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", provides for the use of a fair value based method of

                       VIPER NETWORKS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          g.   Stock-based compensation (continued)

               accounting for stock-based compensation. However, SFAS 123 allows the measurement of compensation cost for stock options granted to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", which only requires charges to compensation expense for the excess, if any, of the fair value of the underlying stock at the date a stock option is granted (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock. The Company has elected to account for employee stock options using the intrinsic value method under APB 25. By making that election, the Company is required by SFAS 123 to provide pro forma disclosures of net loss as if a fair value based method of accounting had been applied.

               In accordance with the provisions of SFAS 123, all other issuances of stock, stock options or other equity instruments to employees and non-employees as the consideration for goods or services received by the Company are accounted for based on the fair value of the equity instrument issued (unless the fair value of the consideration received can be more reliably measured). During the year ended December 31, 2001, the Company recognized $101,688 and $207,110 of expense relating to the grant of common stock to non-employees and employees, respectively, for services which is included in the accompanying consolidated statements of operations. The value of these shares was determined based upon the sale of common stock in the private placement during the same period.

          h.   Income taxes

               Current income tax expense (benefit) is the amount of income taxes expected to be payable (receivable) for the current year. A deferred tax asset and/or liability is computed for both the expected future impact of differences between the financial statement and tax bases of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. Deferred income tax expense is generally the net change during the year in the deferred income tax asset and liability. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be "more likely then not" realized in future tax returns. Tax rate changes are reflected in income in the period such changes are enacted.

          i.   Net loss per share

               Basic net loss per share is computed using the weighted average number of common shares outstanding during the periods presented. Diluted loss per share has not been presented because the assumed exercise of the Company's outstanding options and warrants would have been antidilutive. Options and/or warrants will have a dilutive effect only when the average market price of the common stock during the period exceeds the exercise price of the options and/or warrants. There were options to purchase 750,000

                       VIPER NETWORKS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          i.   Net loss per share (continued)

               shares of common stock and zero warrants potentially issuable at December 31, 2001 which were not included in the computation of net loss per share.

                                                                                                        From Inception on
                                                                              Year ended            September 14, 2000 Through
                                                                             December 31,                  December 31,
                                                                           ------------------   ------------------------------------
                                                                                  2001                 2000                2001
                                                                           -------------------  -----------------  -----------------
                      Net loss (numerator)                                 $         (366,029)  $       (39,108)   $       (405,137)

                      Weighted average shares
                          outstanding for basic net
                          loss per share (denominator)                               4,397,939        1,855,506           3,821,582
                                                                           -------------------  -----------------  -----------------

                      Per share amount                                     $            (0.08)  $         (0.02)   $          (0.11)
                                                                           ===================  =================  =================

          j.   Concentrations of Risk - Foreign Operations

               The Company owns 50 acres of real property where it plans to sell lots for residential development and build a communications facility. The property is located in Mexico which has a developing economy. Hyperinflation, volatile exchange rates and rapid political and legal change, often accompanied by military insurrection, have been common in this and certain other emerging markets in which the Company may conduct operations. The Company may be materially adversely affected by possible political or economic instability in Mexico. The risks include, but are not limited to terrorism, military repression, expropriation, changing fiscal regimes, extreme fluctuations in currency exchange rates, high rates of inflation and the absence of industrial and economic infrastructure. Changes in land development or investment policies or shifts in the prevailing political climate in Mexico in which the Company plans to sell lots for residential development and build a communications facility could adversely affect the Company's business. Operations may be affected in varying degrees by government regulations with respect to development restrictions, price controls, export controls, income and other taxes, expropriation of property, maintenance of claims, environmental legislation, labor, welfare, benefit policies, land use, land claims of local residents, water use and mine safety. The effect of these factors cannot be accurately predicted.

          k.   New Accounting Pronouncements

               In June 2001 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The provisions of this Statement are effective for all business combinations initiated after June 30, 2001. This accounting pronouncement is not expected to have a material impact on the Company's financial position or results of operations.

                       VIPER NETWORKS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          k.   New Accounting Pronouncements (continued)

               In June 2001 the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. This accounting pronouncement is not expected to have a material impact on the Company's financial position or results of operations.

               In August 2001 the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets, supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a
               Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion), and amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. This accounting pronouncement is not expected to have a material impact on the Company's financial position or results of operations.


NOTE 2 - GOING CONCERN

               The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred a loss from inception on September 14, 2000 through December 31, 2001, which has resulted in an accumulated deficit of $405,137 at December 31, 2001 and has no significant operations which raises substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

               It is the intent of management to develop and provide voice and data services to Web-based customers and then construct Voice-over-Internet Protocol networks for businesses, institutions, and Internet Service Providers (ISP) to develop strategic partnerships to resell the Company's various products and services to the ISP's existing customer base. During 2001, the Company signed its first contract for its VIPER CONNECT product.

                       VIPER NETWORKS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements


NOTE 2 - GOING CONCERN (Continued)

               The Company also plans to have Tri-National Development Corporation include the 50 acres of real property owned by the Company in the remainder of the Hills of Bajamar property for the purposes of selling the entire property to a third party.

               Company management will seek additional financing through new stock issuances and lines of credit. In December 2000, the Company authorized the private placement and sale of up to 750,000 shares of common stock at $0.10 per share.

               The Company expects to need $100,000 to cover its expenses for the next twelve months.

NOTE 3 - COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

                                                                   December 31,
                                                                       2001
                                                                ----------------
    Property and equipment, net:
      Computer equipment                                        $        24,344
      Less accumulated depreciation and amortization                     (4,558)
                                                                ----------------
                                                                $        19,786
                                                                ================
    Accrued liabilities:
      Accrued professional fees                                 $        22,500
      Accrued compensation                                              144,860
                                                                ----------------
                                                                $       167,360
                                                                ================

NOTE 4 - STOCK SUBSCRIPTION RECEIVABLE

               During September 1998, the Company entered into an agreement with a related party to purchase 50 acres of real property known as the Hills of Bajamar, located in Ensenada, Mexico that is valued at predecessor cost of $125,000. The Company intended to sell lots for residential development and build a communications facility for residents in the surrounding area.

               As consideration for the land, the Company issued 3,000,000 shares of its series B Preferred Stock and stock warrants to purchase 1,000,000 shares of Common Stock. During June 2001, Company negotiated a settlement and release with the Class B preferred stockholder whereby the Preferred Stock and stock warrants were exchanged for 400,000 shares of the Company's Common Stock and the cumulative undeclared dividend was not declared.

                       VIPER NETWORKS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements


NOTE 4 - STOCK SUBSCRIPTION RECEIVABLE (Continued)

               As of the date of these financial statements, the Company had not received clear title to the land. Accordingly, the value of the land has been classified as a stock subscription receivable. The 400,000 share certificate is being held by the Company.

NOTE 5 - CAPITAL LEASES

               The Company leases certain equipment under capital lease obligations with terms through December 2004. The following is an analysis of the net book value of the leased assets included in property and equipment:

                                                                 December 31,
                                                                    2001
                                                              -----------------
                      Computer equipment                      $         18,567
                      Less accumulated amortization                     (3,592)
                                                              -----------------
                                                              $         14,975
                                                              =================

               The future minimum lease payments under these capital leases and the net present value of the future minimum lease payments are as follows:

                     Year ending December 31                           Amount
                     -----------------------                       -------------
                               2002                                $     11,003
                               2003                                       7,826
                               2004                                       4,511
                                                                   -------------
                      Total future minimum lease payments                23,340
                                                                   -------------
                      Less amount representing interest                  (6,477)
                                                                   -------------
                      Present value of future minimum lease
                       payments                                    $     16,863
                                                                   =============

                       VIPER NETWORKS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements


NOTE 5 - CAPITAL LEASES (continued)

               December 31, 2001, the Company was delinquent in the payment of both capital leases and was in default on the capital leases. The present value of future minimum lease payments has been recorded in the accompanying consolidated balance sheet as a current liability. The Company accrued $3,442 of interest as a current liability based on a subsequent settlement agreement entered into with the lessor.

NOTE 6 - RELATED PARTY TRANSACTIONS

               During fiscal 2001, the Company's shareholders incurred expenses on behalf of the Company in the amount of $7,939, which will be repaid in the normal course of business. During Fiscal 2001, the Company agreed to reimburse a shareholder $6,000 and $600 for office rental and utilities, respectively, for the use of a portion of the shareholders personal residence. During fiscal 2000, the Company's shareholders incurred expenses on behalf of the Company in the amount of $1,820, which will be repaid in the normal course of business.

               During March and August of 2001, $8,500 and $2,100 of cash was received, respectively, from a related party and $5,655 of accounts payable to related party were converted into Common Stock as a subscription under the Company's private placement authorized December 2000.

               In the settlement of debt for past wages, the Company issued a $13,667 note that is the remaining portion due to the former President. The note accrues interest at 15% per annum, is unsecured and is payable on or before June 30, 2001. Interest of $1,333 has accrued as of June 30, 2001. The note was not paid in accordance with it's terms at June 30, 2001.

NOTE 7 - STOCK SUBSCRIPTION DEPOSIT

               As of December 31, 2001, the company had received a total of $2,459 for the purchase of 24,590 shares of common stock. The shares were issued subsequent to December 31, 2001. The $2,459 is recorded as a stock subscription deposit at December 31, 2001.

NOTE 8 - INCOME TAXES

               Due to the Company's net loss position from inception on September 14, 2000 to December 31, 2001, there was no provision for income taxes recorded. The following is a reconciliation of the statutory federal income tax rate to the Company's effective tax rate:

                                                                                                                        From
                                                                                                                    Inception on
                                                                                                                     September
                                                                                                                     14, 2000
                                                                                  Year Ended December 31,             Through
                                                                          -----------------------------------       December 31,
                                                                               2001                 2000                2001
                                                                          --------------      ---------------     ---------------
               Tax provision (benefit) at statutory rate                      (35)%                 (35)%               (35)%
               State tax, net of federal benefit                               (1)%                  (2)%                (1)%
               Permanent differences                                           29 %                  20 %                28 %
               Valuation allowance                                              7 %                  17 %                 8 %
                                                                          --------------      ---------------     ---------------
                                                                                - %                   - %                 - %
                                                                          ==============      ===============     ===============

                       VIPER NETWORKS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements

NOTE 8 - INCOME TAXES (continued)

          The components of net deferred tax assets are as follows:

                                                December 31,
                                                   2001
                                              --------------
          Deferred tax assets:
            Net operating loss carryforward   $      31,395
            Other assets                                337
                                              --------------
                                                     31,732
            Less valuation allowance                (31,732)
                                              --------------
                                              $           -
                                              ==============

          As a result of the Company's losses to date, there exists a substantial doubt as to the ultimate realization of the deferred tax assets. Accordingly, a valuation allowance equal to the total deferred tax assets has been recorded at December 31, 2001.

          At December 31, 2001, the Company had federal and state net operating loss carryforwards for tax purposes of approximately $70,000 and $77,000 which may be available to offset future taxable income and which, if not used, begin to expire in 2010 and 2012, respectively.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

          Operating Lease Obligation

          In October 2000, the Company entered into a month-to-month lease for its office space. In July 2001, the Company entered into a month-to-month agreement to reimburse a shareholder for office space utilized within the shareholder's personal residence. Rent expense for the year ended December 31, 2001 and from inception on September 14, 2000 to December 31, 2001 was $16,055 and $17,739, respectively.

          Equity Incentive Plan

          In December 2000, the Company's shareholders adopted the 2000 equity incentive plan (the "2000 Plan") for the benefit of employees, directors, advisors and consultants of the Company. Under the plan, the Company may grant stock options or awards at a maximum of 1,500,000 shares. At December 31, 2001, there were 750,000 shares of the Company's Common Stock available for grant under the 2000 Plan.

NOTE 10 - PREFERRED STOCK

          a.   Preferred Stock - Class A

          The Company has authorized 100,000 shares of non-voting Class A preferred stock, at a par value of $1.00 per share. These shares are convertible into common stock at a ratio of 500 shares of common stock for each share of Class A preferred stock. There were no shares issued and outstanding at December 31, 2001.

                       VIPER NETWORKS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements


NOTE 10 - PREFERRED STOCK (continued)

     b.   Preferred Stock - Class B

          The Company has authorized 10,000,000 shares of non-voting Class B preferred stock, at a par value of $1.00 per share. These shares accumulate dividends at a rate of 15% per annum and are convertible into common stock at a $1.00 per share or the market price for the 10 day average prior to the date of conversion, whichever is less, but in no event less than 75 cents per share. The conversion date is at the option of the Company, however, no sooner than 12 months from the first day that the common stock of the Company is publicly traded. There were 3,000,000 shares and zero shares issued and outstanding at December 31, 2000 and December 31, 2001, respectively.

          The  cumulative  undeclared  dividends  as of  December  31, 2000 were
          $1,049,178. The dividends continue to accumulate, however, all dividends accumulated after November 15, 2000 will be contributed back to the Company by the shareholder.

          The shareholder also has stock warrants to purchase an additional 1,000,000 common shares for a period of one year from the date of conversion for the same price as the preferred shares can be converted. Since there is no market price and the warrants cannot be valued, the warrant shares are considered to have no value.

          During June 2001, the Company negotiated a settlement and release with the Class B preferred stockholder whereby the Preferred Stock and common stock warrants were exchanged for 400,000 shares of the Company's Common Stock and the cumulative undeclared dividends and were not declared.

NOTE 11 - COMMON STOCK TRANSACTIONS

          On December 29, 2000, the Company approved a reverse-split of its Common Stock on a 1-for-12 basis leaving 3,565,786 shares issued and outstanding. All references to common stock have been retroactively restated.

          During Fiscal 2001, the Company issued 606,000, 56,550, and 1,585,844 shares at $0.10 per share for cash, satisfaction of accounts payable to related party, and in payments of services, respectively.

NOTE 12 - STOCK OPTIONS

          During December 2000, the Company adopted the 2000 Plan which provides for the issuance of the Company's Common Stock to employees and directors of the Company and its affiliates. The Company has reserved 1,500,000 shares of Common Stock for which incentive stock options and non-statutory stock options to purchase shares of the Company's Common Stock, limited rights, and stock awards may be granted.

          Options and limited rights granted under the 2000 Plan shall be exercisable at such time or upon such events and subject to the terms, conditions, vesting, and restrictions as determined by the board of directors or the compensation committee (the "Plan Committee.") of the

                       VIPER NETWORKS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements



NOTE 12 - STOCK OPTIONS (continued)

          Company provided however that no option shall be exercisable after the expiration of ten years from the date of grant. The exercise price of options granted under the 2000 Plan will be equal to the fair market value of the Company's Common Stock as determined by the Plan Committee on the date of grant. If, at the time of grant, an incentive stock option is granted to a 10% beneficial owner, as defined, the exercise price will not be less than 110% of the fair market value of the Company's Common Stock and the option shall not be exercisable after the expiration of five years.

          Stock awards granted under the 2000 Plan shall be subject to the terms, conditions, vesting, and restrictions as determined by the Plan Committee.

          At December 31, 2001, there were 750,000 shares of the Company's Common Stock available for future grant under the 2000 Plan.

          A summary of the Company's stock options as of December 31, 2001 and 2000 and changes during the periods is as follows:

                                                                                   Year ended December 31,
                                                     -------------------------------------------------------------------------------
                                                                     2001                                        2000
                                                     ----------------------------------------   ------------------------------------
                                                                               Weighted                               Weighted
                                                                                average                                average
                                                           Options          exercise price           Options        exercise price
                                                     ------------------   -------------------   ----------------    ----------------
              Outstanding at the
                beginning of the period                         300,000   $              0.11                  -                  -
                      Granted                                   450,000                  0.11            300,000               0.11
                      Exercised                                       -                     -                  -                  -
                      Cancelled                                       -                     -                  -                  -
                                                     ------------------                         ----------------
              Outstanding at the end of
                the period                                      750,000   $              0.11            300,000    $          0.11
                                                     ==================                         ================
              Vested at the end of the
                period                                           60,000                                        -
              Exercisable at the end of
                period                                          750,000                                 300,000
              Weighted average fair value
                per option of options
                granted during the period                                 $            0.0053                       $        0.0145

                       VIPER NETWORKS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 2001


NOTE 12 -     STOCK OPTIONS (continued)


          The following table summarizes information regarding employee stock options outstanding at December 31, 2001.

                                                       Options Outstanding                            Options Exercisable
                                         ------------------------------------------           --------------------------------------
                                           Weighted average              Weighted                                       Weighted
                                              remaining                   average                                        average
                        Number               contractual                 exercise                  Number               exercise
Exercise prices      outstanding             life (years)                  price                 exercisable              price
---------------      -----------         ---------------------          -----------           ------------------    ----------------

  $  0.11              750,000                   4.6                        0.11                    60,000                0.11

          The Company estimated the fair value of each option grant at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the years ended December 31, 2001 and 2000; no dividend yield, expected volatility of 0.1%, risk-free interest rates of 3.03% and 5.17%, and expected lives of five years, respectively.

          Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under those plans consistent with the method described in SFAS 123, the Company's net loss would have been as follows:

                                                                                                                         From
                                                                                                                     Inception on
                                                                                                                     September 14,
                                                                                   Year Ended December 31,           2000 Through
                                                                           --------------------------------------    December 31,
                                                                                  2001                 2000              2001
                                                                           -------------------  ----------------- ------------------
                      Net loss:
                          As reported                                      $         (366,029)  $        (39,108)   $      (405,137)
                          Pro forma                                        $         (366,899)  $        (39,108)   $      (406,007)

                      Basic loss per share:
                          As reported                                      $            (0.08)  $          (0.02)   $         (0.11)
                          Pro forma                                        $            (0.08)  $          (0.02)   $         (0.11)

                       VIPER NETWORKS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 2001


NOTE 13 -SUBSEQUENT EVENTS

          On January 3, 2002, the Company authorized the issuance of 1,000,000 shares of the Company's Common Stock for services during the preparation and June 2001 filing of the Company's original Form 10-SB. The shares were valued at $100,000 based on recently completed ten cent cash sales of the Company's Common Stock in comparable arms-length transactions with third parties.

          During January 2002, the Company issued warrants for the purchase of an aggregate of 662,550 shares of the Company's Common Stock to the participants in the Company's Fiscal 2001 ten cent private placement. The warrants provide for the purchase for one additional common share, for each share purchased in the private placement at ten cents per share up until the Company's first day of public trading (September 16, 2002). Thereafter, the exercise price increases to twenty-five cents and the warrants expire on the first anniversary of the Company's public trading. In April 2002, a total of 25,000 shares were purchased upon the exercise of these warrants, the balance of the warrants expired unexercised.

          During March 2002, the Company created the Viper Networks Compensation Fund to provide compensation to employees and consultants. The Company authorized the issuance of up to 10,000,000 shares of Common Stock.

          On May 20, 2002, the Company finalized an asset purchase agreement with ePhone, Inc. providing for the acquisition of substantially all of ePhone's assets. The purchase price specified in the agreement is 162,133 shares of the Company's Common Stock and Common Stock purchase warrants for the purchase 162,133 shares of the Company's Common Stock at $0.50 per share until such time as the Company is traded over-the-counter or on a bulletin board exchange (the "ePhone First Warrant"). Upon the Company's trading the warrant's exercise price increases to $1.00 per share for a period of 90 days at which time the warrant expire. The shares and warrants were distributed by ePhone to their shareholders. The asset purchase was recorded as $16,133 based on recent 10 cent cash sale of the Company's Common Stock. No value was assigned to the warrant.

          In August 2002, the Company authorized the issuance of 150,000 shares of the Company's Common Stock for legal services rendered during the November 2000 merger between Taig and Viper-CA. The shares were valued at $22,500. Also during August 2002, a total of 58,000 shares of the Company's Common Stock were purchased upon the exercise of the ePhone First Warrant for $29,250 the balance of the warrants expired unexercised.

          During September 2002, the Company authorized the issuance of 175,000 shares of the Company's Common Stock for a one year service contract and a cash payment of $10,000. The shares were recorded as $35,000 with the $25,000 non-cash component expensed over the period of service. Also during September 2002, the Company sold 20,000 shares of Common Stock at 25 cents per share.

          On September 16, 2002 the Company's Common Stock commenced public trading on the OTC Pink Sheets after the Company's Form 211 filed on January 17, 2002 with the NASD received clearance, pursuant to NASD Rule 6740 and Rule 15c2-11 under the Securities Exchange Act of 1934.

                       VIPER NETWORKS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 2001


          On October 25, 2002, the Company authorized the issuance of 668,376 shares of Common Stock for services provided to the Company, by three Officers and Directors of the Company and two consultants. The shares were valued at an aggregate of $150,385.

          On November 19, 2002, the Company finalized a security purchase agreement with PC Mailbox, Inc. providing for the acquisition of a 49% non-dilutive interest in PC Mailbox. The purchase price specified in the agreement is 800,000 shares of the Company's Common Stock. The shares were valued at an aggregate of $40,000.

          On December 27, 2002, the Company authorized the issuance of 7,800,000 shares of Common Stock for services provided to the Company, by two Officers and Directors of the Company. The shares were valued at an aggregate of $293,802. In addition, the Company granted stock options from the 2000 Plan to the two Officers aggregating 500,000 shares exercisable at 3.7 cents; the options expire on December 27, 2007.

          Also on December 27, 2002, the Company issued a second warrant to the ePhone shareholders (the "ePhone Second Warrant") for the exercise of up to 2,000,000 shares of the Company's Common Stock for a term of 60 days. During December 2002 to February 2003, a total of 1,727,833 shares were exercised for an aggregate of $70,780, the balance of the warrants expired unexercised.

          On December 29, 2002, during the annual meeting of the shareholders an additional 10,500,000 shares of the Company's Common Stock were reserved under the 2000 Plan, in addition to the prior authorization of 1,500,000 shares.

          On February 18, 2003, the Company entered into a one year services agreement with Alexander Lindale, LLC ("Lindale") for the distribution of Company financial and product information through Lindale's established network of financial, media, and business contacts. The services are payable as specific milestones are completed with an aggregate of 12,100,000 shares of the Company's Common Stock. An aggregate of $363,000 was expensed as services were received.

          On March 3, 2003, the Company entered into a common stock for services agreement with Consolidated Wireless, Inc. providing for the acquisition of 1,500,000 shares of Consolidated Wireless in exchange for financial and business management services provided by the Company. On December 31, 2003 the Company and Consolidated Wireless agreed that the Company had fully satisfied it's obligation to provide services to Consolidated Wireless.

          During March 2003, the Company entered into a Settlement Agreement and Stipulation of Judgment with Citicorp Vendor Finance Inc. regarding its capital leases. The settlement agreement provided for the payment of $27,000 ratably over 16 months. After five payments, aggregating $8,000 the company defaulted on the settlement agreement. During April 2004 the Company made a final settlement payment of $23,000 and received an acknowledgement of full satisfaction of the judgment.

          On April 23, 2003, the Company commenced a security purchase agreement with Greenland Corp. providing for the purchase of an aggregate of 2,000,000 shares of Greenland common stock for $25,000, the issuance

                       VIPER NETWORKS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 2001


          of 2,500,000 shares of the Company's Common Stock, and the issuance of Common Stock purchase warrants for the purchase 10,000,000 shares of the Company's Common Stock at a 50% discount to the market close upon exercise valid for a period of 120 days (the "Greenland Warrant"). The purchase of marketable securities was recorded as $83,125. During July 2004, the Company filed a lawsuit in San Diego Superior Court for rescission of the agreement. The Company considers the contract to have been obtained by fraud; Greenland made numerous false statements and material omissions regarding Greenland's financial condition. In accordance with the security purchase agreement the case was assigned to arbitration in November 2004. The Company feels confident that the matters will be resolved in the Company's favor, and the 2,500,000 shares of the Company's Common Stock will be returned to treasury.

          During May 2003, the Company authorized the borrowing of funds under a convertible bridge loan agreement with interest payable in both cash and the issuance of shares of the Company's Common Stock. The
          following  loans  were  funded  under  the  convertible   bridge  loan
          agreement. The first five loans were repaid following maturity in cash, the sixth loan was paid by the issuance of stock in a minority owned subsidiary.

                   Amount        Term in                  Interest paid in                Due
        Date      borrowed        months          Cash        Stock        Total          date
     5-20-03      $50,000             6          $7,500     250,000      $16,125       11-20-03
     6-16-03      $25,000             6          $3,750     125,000      $ 6,250       12-16-03
     8-1-03       $25,000             6          $3,750      75,000      $ 4,500        2-1-04
     8-1-03       $25,000             9          $5,625     125,000      $ 7,500        5-1-04
     9-18-03      $25,000             9          $3,750     125,000      $12,750        6-18-04
     9-18-03      $25,000             9          $3,750     125,000      $12,750        6-18-04

          During the quarter ending June 2003, the Company wrote down its investment in PC Mailbox to zero following the loss of the contract which utilized the PC Mailbox technology.

          On June 16, 2003, the Company finalized a security purchase agreement with Coliance Communications, Inc. providing for the acquisition of a non-dilutive 40% interest in Coliance (the "First Coliance
          Agreement"). The purchase price specified in the First Coliance Agreement is $50,000, 5,000,000 shares of the Company's Common Stock, and 450,000 shares of the Company's Class B Preferred Stock. On July 16, 2003, the Company finalized a second security purchase agreement with Coliance providing for the acquisition of the remaining 60% of Coliance (the "Second Coliance Agreement"). The purchase price specified in the Second Coliance Agreement is 12,000,000 shares of the Company's Common Stock plus the cancellation from the First Coliance Agreement of the $50,000 cash payment, and 250,000 shares of the Company's Class B Preferred Stock. The combined purchase price of
          $750,005 is to be allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition.

          On July 16, 2003, the Company authorized the issuance of 7,030,000 shares of Common Stock for services provided to the Company by two Officers and Directors of the Company. The shares were valued at an aggregate of $175,750.

                       VIPER NETWORKS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 2001


          On July 17, 2003, the Company adopted a stock bonus plan (the "Stock Bonus Plan") for the issuance of up to 20,000,000 shares of the Company's Common Stock, to be issued upon achievement of benchmarks relating to the Company's product and services business plan and financial filings. In addition, the Company granted stock options from the 2000 Plan to two Officers aggregating 1,000,000 shares exercisable at 3.4 cents; the options expire on July 17, 2008.

          During August 2003, the Company authorized the issuance of 1,000,000 shares and 500,000 shares of the Company's Common Stock for legal services and termination of an employment agreement, respectively. The shares were valued at an aggregate of $120,000.

          On August 21, 2003, the Company entered into an asset purchase agreement with an Officer and Director providing for the acquisition of a 1/2 interest in certain real property. The purchase price specified in the agreement is 4,000,000 shares of the Company's Common Stock, issued to a third party, with piggy-back registration rights and subject to certain quarterly sale restrictions. Effective August 21, 2003, the Company rescinded the agreement with the return to treasury of 4,000,000 shares of the Company's Common Stock received from the Officer and Director and the issuance of Common Stock purchase warrant to the Officer and Director for the purchase of 2,750,000 shares of the Company's Common Stock at 30 cents per share. The warrants vest 1,000,000 shares, 1,000,000 shares and 750,000 shares on October 12, 2005, October 12, 2006, and October 12, 2007, respectively.

          During September 2003, the Company closed a $44,000 private placement resulting in the issuance of an aggregate of 1,137,498 shares of the Company's Common Stock.

          On October 15, 2003, the Company finalized a security merger agreement with Mid-Atlantic International, Inc. providing for the 100% acquisition of Mid-Atlantic. The purchase price specified in the agreement is $50,000, 3,300,000 shares of the Company's Common Stock, and 4,235,000 shares of the Company's Common Stock with a 90 day 17 cent redemption right. The purchase price of $1,049,950 is to be allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. During January 2004, the 4,235,000 shares were redeemed for $269,500 and the issuance of an aggregate of 1,802,000 shares of the Company's Common Stock.

          On October 21, 2003, the Company issued an aggregate of 8,000,000 shares of the Company's Common Stock from the Stock Bonus Plan upon achievement of the first and second benchmarks. The shares were valued at an aggregate of $320,000.

          On October 30, 2003, the Company borrowed from an Officer and Director $100,148 as an unsecured subordinated promissory note for a term of two years with monthly payments of interest only at 10% per annum.

          During November 2003, the Company closed a $112,500 private placement resulting in the issuance of an aggregate of 2,045,454 shares of the Company's Common Stock, with Common Stock purchase warrants for the purchase an addition 12,272,724 shares of the Company's Common Stock (six shares for each share purchased) at a 50% discount to the twenty-one day market close upon exercise valid for a period of 36 months. During December 2003, a warrant to purchase 638,296 shares was exercised for a payment of $60,000.

                       VIPER NETWORKS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 2001


          On December 16, 2003, the Company authorized an increase in the Common Stock from 100,000,000 to 250,000,000. In addition, the Company granted stock options from the 2000 Plan to the three and two Officers aggregating 750,000 shares and 500,000 shares exercisable at $0.248 and $0.273 which expire on December 16, 2013 and December 16, 2008, respectively.

          During December 2003, the Company closed a $88,966 private placement resulting in the issuance of an aggregate of 553,245 shares of the Company's Common Stock.

          During January 2004, the Company closed a $198,000 private placement resulting in the issuance of an aggregate of 1,762,536 shares of the Company's Common Stock.

          On January 30, 2004, the Company finalized a security purchase agreement with Adoria Communications, LLC providing for the 100% acquisition of Adoria. The purchase price specified in the agreement is $500,000, 2,500,000 shares of the Company's Common Stock. The purchase price of $3,574,500 is to be allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition.

          During February 2004, the Company closed a $247,500 private placement resulting in the issuance of an aggregate of 1,237,500 shares of the Company's Common Stock, with Common Stock purchase warrants for the purchase an addition 3,712,500 shares of the Company's Common Stock at an exercise price of 40 cents. One third of the warrants expire annually on the anniversary of the private placement. In addition, the Company closed a $450,000 private placement resulting in the issuance of an aggregate of 1,800,000 shares of the Company's Common Stock.

          On March 4, 2004, the Company issued an aggregate of 5,000,000 shares of the Company's Common Stock from the Stock Bonus Plan upon achievement of the third benchmark. The shares were valued at an aggregate of $200,000.

          During April 2004, the Company closed a $428,750 private placement resulting in the issuance of an aggregate of 1,715,000 shares of the Company's Common Stock.

          On May 10, 2004, the Company finalized security purchase agreements with Software Innovations, Inc. and Brasil Communications, LLC providing for the acquisition of 50% combined interest in Brasil Communications, LLC. The purchase price specified in the agreements is 750,000 shares of the Company's Common Stock and $300,000. The purchase price, subject to adjustment as defined, of $682,500 is to be allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition.

          During May 2004, the Company closed a $115,000 private placement resulting in the issuance of an aggregate of 575,000 shares of the Company's Common Stock.

          On June 2, 2004, the Company granted stock options from the 2000 Plan to an employee for 500,000 shares exercisable at $0.526; the options expire on June 2, 2014.

                       VIPER NETWORKS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 2001

          During June 2004, the Company closed a $258,750 private placement resulting in the issuance of an aggregate of 1,035,000 shares of the Company's Common Stock.

          On August 4, 2004, the Company declared a 10% stock dividend payable on or about October 17, 2004 to shareholders of record on September 17, 2004.

          During August 2004, the Company authorized the borrowing of funds under a convertible loan agreement with 10% per annum interest payable at maturity on December 15, 2004. The note is convertible into the Company's Common Stock at $0.30 per share. An aggregate of $150,000 was borrowed during August 2004. On September 15, 2004 the loans plus $1,167 of accrued interest were converted into 503,893 shares of the Company's Common Stock.

          On September 17, 2004, the Company issued an aggregate of 6,000,000 shares of the Company's Common Stock from the Stock Bonus Plan upon achievement of the fourth benchmark. The shares were valued at an aggregate of $240,000.

          On September 17, 2004, the Company granted stock options from the 2000 Plan to an officer for 4,500,000 shares exercisable at $0.45; the options expire on June 2, 2014.

          During November 2004, the Company closed a $200,000 private placement resulting in the issuance of an aggregate of 2,222,222 shares of the Company's Common Stock, with common stock purchase warrants for the purchase of an additional 4,444,444 shares of the Company's Common Stock at an exercise price of a 50% discount to the twenty-one day moving average of the closing market price of the Company's Common Stock. The warrants are valid for a period of 24 months from the date of issuance. Also during November 2004, 1,400,000 shares of the Company's Common Stock were acquired upon the exercise of previously issued warrants in exchange for return to treasury of 737,838 shares of the Company's Common Stock valued at $273,000.

          At various times during 2004, the Company borrowed an aggregate of $619,500 form Officers and Directors to fund operations; the amounts will be repaid from available cash flows. During 2004, the Company repaid an aggregate of $145,000.

          On February 4, 2005, the Company entered into five stock subscription agreements for an aggregate of 33,333,335 shares of the Company's Common Stock in exchange for $5,000,000 in US Treasury Bonds, with both the Company's shares and the $5,000,000 being placed into escrow. Concurrent with the execution of the agreements, the Company purchased from Cogent Capital for $1 a call option to repurchase at the end of two years 80% of the shares of Common Stock sold at the then current market price. Also concurrent with the agreements, the Company entered into an equity swap arrangement with Cogent Capital for $50,000 and 3,333,333 shares of the Company's Common Stock that entitles the Company to receive and obligate the Company to pay the price return of 75% of the shares issued in two years, or sooner if the shares are registered for sale under the Securities Act of 1933. The equity swap also provides for the exchange of certain cash flows, as defined in the agreement.

          At various times during 2005, the Company borrowed an aggregate of $35,000 form Officers and Directors to fund operations; the amounts will be repaid from available cash flows. During 2005, the Company repaid an aggregate of $18,000.