Form 10KSB
period 2002-12-31
VIPER NETWORKS INC
filed 2005-03-08
CIK 1133192

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB


X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 2002

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

         Title of Each Class                                  Name of Exchange
                                                            On Which Registered
     Common Stock (par value $0.001)                              None

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. o

     State issuer's revenues for its most recent fiscal year: $18,265.

     The aggregate market value of the voting stock held by non-affiliates (5,708,425) shares of Common Stock) was $245,462 as of December 31, 2002. The stock price for computation purposes was $0.043. This value is not intended to be a representation as to the value or worth of the Registrant's shares of Common Stock. The number of shares of non-affiliates of the Registrant has been calculated by subtracting shares held by persons affiliated with the Registrant from outstanding shares. The number of shares outstanding of the Registrant's Common Stock as of December 31, 2002 was 17,640,689.


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Number of Common Shares outstanding as of December 31, 2002 was 17,640,689.


DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 31, 2003).

           Transitional Small Business Disclosure Format (check one):

         Yes___  No x
                   ---

                              VIPER NETWORKS, INC.

                             INDEX TO ANNUAL REPORT
                                 ON FORM 10-KSB
                                                                          Page
PART I    [Pagination Subject to Change.]

         Item 1.        DESCRIPTION OF BUSINESS...........................    1

         Item 1A        FACTORS THAT MAY AFFECT FUTURE RESULTS............   18

         Item 2.        DESCRIPTION OF PROPERTY...........................   24

         Item 3.        LEGAL PROCEEDINGS.................................   24

         Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                        HOLDERS...........................................   24

PART II

         Item 5.        MARKET FOR COMMON EQUITY AND RELATED
                        STOCKHOLDER MATTERS...............................   24

         Item 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS OF OPERATIONS.....   26

         Item 7.        FINANCIAL STATEMENTS..............................   26

         Item 8.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                        ON ACCOUNTING AND FINANCIAL DISCLOSURE............   29

PART III

         Item 9.        DIRECTORS, EXECUTIVE OFFICERS AND CONTROL
                        PERSON; COMPLIANCE WITH SECTION 16(a) OF THE
                        EXCHANGE ACT......................................   30

         Item 10.       EXECUTIVE COMPENSATION............................   32

         Item 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                        AND MANAGEMENT....................................   34

         Item 12.       CERTAIN RELATIONSHIPS AND
                        RELATED TRANSACTIONS..............................   34

         Item 13.       EXHIBITS AND REPORTS ON FORM 8-K..................   36

         Item 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES............   37


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS................................  F-1

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS........................  F-2

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

Business of the Company

     The Company, together with its subsidiaries, Viper-CA and NextPhase Technologies, Inc., is a development-stage company and the Company did not record any revenues from inception through December 31, 2001. During the year ending December 31, 2002, the Company recorded $18,265 as revenues.

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

     We anticipate that our service group will offer an in-depth thorough analysis of customer networks, and will provide a range of services that will help customers determine if and how their network is succeeding in meeting business objectives. These services will likely include:

     - Network Assessment and Baseline, which provide a view of the network through an audit process. We intend to monitor the customer's network to determine traffic/protocol distribution, utilization, network congestion, application usage and performance inefficiencies.

     - Enterprise Network Architecture and System Design, which provides design and redesign of enterprise networks that conform to current and future technology needs of the customer. Connectivity options such as remote access, dial-in, Internet and wide-area connectivity will be evaluated. We will determine the customer's requirements for e-mail, client applications, and then implement them, creating a more robust environment for sharing information across the enterprise.

     - Network Security, which provides security assessment, security policy and firewall evaluation for customers who need a more demanding and comprehensive review of their security requirements.

     - Technology Assessment, which provides solutions to help customers differentiate themselves and strengthen their market position within their given Industry. We will take into account the customers' business strategy and offer core competencies in technologies such as Internet protocol telephony, voice e-commerce and Internet call waiting.

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

Strategy

     During the fiscal year ending December 31, 2002, the Company focused its attention on the provision of Internet telephone services, the development of an infrastructure for providing services to its web-based customers (the "Graphic User Interface") and, eventually, the construction of Voice-over-Internet Protocol ("VoIP") networks for businesses, institutions and Internet Service Providers ("ISPs"). We specialize in the provision of Internet telephony services and the cost-effective design, implementation, maintenance and management of our customer's network-based voice and data communications through the VIPER CONNECT product.

     Because our planned business is currently substantially dependent on our relationship with ITXC, it is our intention to expand our business to offer other enhanced, third party solutions as well. We have already begun discussions with two other companies, Sky River Communications and Net2Phone, with the intent of forming relationships similar to that with ITXC, where we can take their products to market in an enhanced format, offering our products and services to consumers at the same time their end-product is sold.

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

     Our goal is to become a leading provider of enhanced Voice over the Internet products. In order to accomplish this, we have set forth the following objectives:

     - Capitalize our early entrant status in offering VoIP products and services;

     -    Expand Viper by adding additional points of presence nationwide;

     -    Capitalize on the cost advantages of the Internet;

     -    Use VoIP to enhance Internet applications;

     -    Expand our role as an Application Service Provider;

     -    Establish Viper as a leader in quality;

     -    Provide our customers and affiliates with direct access to Viper; and

     -    Deliver additional cutting-edge VoIP products and services.

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

Sales and Marketing

     Viper's sales efforts are staffed by 4 sales personnel with a heavy emphasis on outside referrals. The Company's sales representatives initially contact potential customers from referrals from other customers or by local market knowledge. Thereafter, the Company is engaged to evaluate and recommend a network integration solution and network services. One of Viper's strengths is the continuing customer relationships that provide both cross selling and repeat business opportunities and a solid base for references. Our marketing goals are to:

     -    Expand the presence of VIPER CONNECT through direct sales efforts

     - Offer other value added products and services to our existing customer base

     - Work with out strategic partners to co-brand and co-develop products and services

     -    Increase efforts through "re-seller" channels to increase sales

     - Establish a market leadership position among providers of voice services over the Internet

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

1. Continued Operating Losses & Development-Stage Company. The Company has incurred $554,760 in losses during the twelve months ending December 31, 2002 and cumulative losses of $959,897 since the Company's inception. The Company is a development-stage company and may well incur significant additional losses in the future as well and there can be no assurance that the Company will be successful or that it will be profitable in the future.

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

6. Limited Sales Revenues & Dependence upon One Customer. During the fiscal year ending December 31, 2002, we generated only $18,265 in sales revenues and of this amount $14,950 was derived from one customer. While we anticipate that if we can successfully implement our business plan we will gain additional customers during 2002 nearly 82% of our sales revenues were dependent upon this one customer in the event that we are not able to increase and diversify our customer base, we may be subject to significant risks and financial difficulties. Any continued reliance upon one or a few customers will likely result in significant financial losses.

7. Price Competition on Certain Services. The products and services that we intend to offer may, through changing technology and cost structures, become commodities which result in intense price competition. While we believe that we will be able to distinguish our products and services from competing products, services, and technologies offered by others, if we fail to distinguish ourselves from others, this could hinder market acceptance of our services, force reductions in contemplated sales prices for our products and services, and reduce our overall sales and gross margins. Potential customers may view price as the primary distinguishing characteristic between our products and services and those of our competitors. This could result in the Company incurring significant and protracted losses. Further, we are selling into a market that has a broad range of desired product characteristics and features which may make it difficult for us to develop products that will address a broad enough market to be commercially viable.

8. Absence of Barriers to Entry & Lack of Patent Protection. Our planned products and services are not unique and others could easily copy our strategy and provide the same or similar services since there are no significant barriers to entering the business of providing Internet telephone services or VoIP networks and no signfiicant barriers to entry are expected in the future. In addition, we do not expect to hold any patent protection on any of our planned products or services. For these reasons we may face continuing financial losses.

9. Absence of Customers and Long-Term Contracts. While we seek to implement our plans, we currently do not have a customer base. Further, we do not have any long-term contracts with any customers and there can be no assurance that we will successfully obtain long-term contracts on any continuing basis.

10. Limited Control Over Third Parties & Planned Products/Services. We intend to offer VoIP and Video-over-IP network design and planning services and in so doing, we anticipate that we will be acting as "general contractor" in bringing together various third party vendors to complete a VoIP solution based on a customer's specific needs and preferences. As a result, since we may not be able to control the products and services that these third parties provide, we may not be able to control the quality of our products and services. This may adversely impact our ability to implement our business plan and otherwise allow us to differentiate our product effectively in the marketplace.

11. Customers, Technology/Feature Options & Commercial Viability. If we are able to implement our business plan, we will be selling our products and services into a marketplace that is experiencing a convergence of competing technologies. Typically, telecommunications providers desire extremely robust products with the expectation of a relatively long effective life. As a result and depending on the outcome of unknown trends in technology, market forces, and other variables, we may not attract a broad enough market to achieve commercial viability.

12. New Technologies May Be Developed. New products or new technologies may be developed that supplant or provide lower-cost or better-performing alternatives to our planned products and services. This could negatively impact our financial results.

13. Government Regulation. Our planned operations will likely be subject to extensive telecommunications-based regulation by the United States and foreign laws and international treaties. In the United States we are subject to various Federal Communications Commission ("FCC") rules and regulations. Current FCC regulations suggest that our VoIP will not be unduly burdened by new and expanded regulations. However, there can be no assurance that the occurrence of regulatory changes would not significantly affect our operations by restricting our planned operations or increasing the opportunity of our competitors. In the event that government regulations change, there can be no assurance that the costs and burdens imposed on us will not materially and adversely impact our planned business.

14. Control. Our officers and directors directly and indirectly hold an aggregate of 11,932,264 shares of the Company's common stock. This represents nearly 64% of the Company's total outstanding shares as of December 31, 2002 and thereby allows the Company's officers and directors to retain control over the Company.

15. Prior Filing of Form 10-SB. In June of 2001 we prepared and filed a registration statement on Form 10-SB with the U.S. Securities and Exchange Commission (the "SEC"). Subsequently, our then legal counsel delivered a letter (dated November 15, 2001) to the SEC which, by its terms, stated that the SEC had agreed to allow us to withdraw the registration statement. At the time the Company's management believed, in reliance upon assurances from the Company's then legal counsel, that the Company had been allowed to withdraw the registration statement, notwithstanding that the Securities Exchange Act of 1934 (the "Exchange Act") provides that any withdrawal of a Form 10-SB registration statement (at any time after 60 days from the date at which it is originally filed) requires that the registrant: (a) file Form 15 with the SEC; (b) meet certain requirements that allow the registrant to file Form 15 to terminate the registration of the securities that were previously registered on Form 10-SB; and (c) file such other periodic reports as required to ensure compliance with
Section 13(a) of the Exchange Act up to the date at which the Form 15 is filed. Subsequently, in September 2004, the Company received a letter from the SEC (the "SEC Letter") informing the Company that the Company had not satisfied its obligations to file periodic reports required under Section 13(a) of the Exchange Act. While we believed that we had reasonably relied upon the assurances from our legal counsel (that we had effectively withdrawn the Form 10-SB registration statement), we are determined to complete all past and current periodic filings and to comply with the SEC Letter as expeditiously as possible. However, we have not received any assurances from the SEC that we will not be subject to any adverse enforcement action by the SEC. While we did not seek to avoid our obligations under the Exchange Act in any way, our prior actions in mistakenly believing that we had no obligation to file periodic reports required by the Exchange Act exposes us to risk of liability for significant civil fines and the SEC could, among other enforcement actions, suspend trading in our Common Stock. Further, we offered and sold securities in reliance upon exemptions that were predicated on our mistaken belief that the registration statement had been withdrawn. For these and other reasons we may be exposed to liability. We intend to continue a dialogue with the staff of the SEC and, as information is collected and documents are prepared, to complete all filings needed to demonstrate that we are fulfilling our obligations under the Exchange Act with due care and in full observance of our obligations as a "reporting company" thereunder.

16. Dependence Upon Key Personnel and New Employees. We believe that our success will depend, to a significant extent, on the efforts and abilities of John L. Castiglione and Jason A. Sunstein. The loss of the services of any of them could have a material and continuing adverse effect on the Company. Our success also depends upon our ability to attract and retain qualified employees. Hiring to meet our anticipated operations will require that we assimilate significant numbers of new employees during a relatively short period of time.

17. Absence of Key Man Insurance. We currently do not maintain any key man life insurance on the life of Mr. Castiglione or Mr. Sunstein and there are no present plans to obtain any such insurance. In the event that any one or more of them are unable to perform their duties, the Company's business may be adversely impacted.

18. Absence of Workers Compensation and General Liability Insurance. While we intend to acquire workers compensation insurance and general liability insurance as our financial resources may allow, at the present time we do not have any workers compensation insurance or any general liability insurance. In the event that one or more employees suffer any injuries or in the event that any customer, vendor, or other third party should incur any injuries or losses for which liability is asserted against us, we could incur significant costs and liability for all such injuries or losses.

19. Lack of Independent Evaluation of Business Plan & Proposed Strategy. We have not obtained any independent evaluation of our business plan and our business strategy and we have no present plans to obtain any such evaluation. There can be no assurance that we will generate any revenues, or if revenues can be generated, that they can be sustained and generated at a level to achieve or maintain profitability.

20. No Planned Dividends. We do not anticipate that we will pay any dividends on our Common Stock. Any profits that we may generate, if any, will be reinvested.

21. Potential Dilution. Funding of our planned business is likely to result in substantial and on-going dilution of our existing stockholders. While there can be no guarantee that we will be successful in raising additional capital, if we are successful in obtaining any additional capital, existing stockholders may incur substantial dilution.

22. Matter of Public Market and Rule 144 Stock Sales. As of December 31, 2002, there were 16,567,333 shares of the Company's Common Stock that were "restricted securities" and which may be sold pursuant to Rule 144. Since September 16, 2002, we have had a limited public trading market for our Common Stock in the "Pink Sheets" market. Since that date trading volumes have been volatile with sporadic liquidity levels. Further, our Common Stock is (as of the date of the filing of this Report) a "Penny Stock" and for this reason we face continuing difficulties in our efforts to gain a liquid trading market and there can be no assurance that any liquid trading market will ever develop or, if it does develop, that it can be maintained. In the event that we are able to complete the filing of all periodic reports (the "Periodic Reports") required by Section 13(a) of the Securities Exchange Act of 1934 (the "Exchange Act"), we may be able to avoid any significant adverse enforcement action by the SEC arising out of our lack of compliance with the Exchange Act. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell in brokerage transactions, an amount not exceeding in any three month period 1% of our outstanding Common Stock. Further, unless the Company can complete all of the required Periodic Reports and remain current in the filing of all future Periodic Reports, persons holding restricted stock will not be able to avail themselves of the safe harbor provisions of Rule 144. Persons who are not affiliated with the Company and who have held their restricted securities for at least two years are not subject to the volume limitation. In any trading market for our Common Stock, possible or actual sales of our Common Stock by present shareholders under Rule 144 may have a depressive effect on the price of our Common Stock even if a liquid trading market develops.

23. General Risks of Low Priced Stocks. In any trading market for our Common Stock, we anticipate that our Common Stock will be deemed a "Penny Stock" which will limit trading and liquidity and thereby the retail market for the Common Stock. The limitations are primarily due to the burdens that are imposed on brokers whose customers may wish to acquire our Common Stock.

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

Item 2.  Description of Property

Principal Office

     On August 26, 2002, the Company entered into a month-to-month lease for its headquarters and principal office at 7950 Silverton Avenue, Suite 102, San Diego, California. Under the terms of the lease the Company leased 920 square feet of space at $0.90 per square foot per month. From January 1, 2002 to August 26, 2002, the Company's headquarters and principal office were located at 7960 Silverton Avenue, Suite 210, San Diego, California 92126. The Company leased this space under a month-to-month agreement and with approximately 732 square feet at $1.15 per square foot per month. In July of 2001, the Company entered into an oral lease for the rental of office space from Jason A. Sunstein, an officer and director of the Company, which required that the Company pay Mr. Sunstein the sum of $1,100 per month in payment for all office space and utilities thereunder with this arrangement continuing through December 31, 2003 (inclusive). Our current office address as of of the date of this filing is as shown on the first page of this Form 10-KSB.

Hills of Bajamar Industrial Space

     During September 1998, we entered into an agreement with a related party to purchase 50 acres of real property known as the Hills of Bajamar, located in Ensenada, Mexico. The property is valued at a predecessor cost of $125,000. We intended to sell lots for residential development and build a communications facility for residents in the surrounding area. As consideration for the land, the Company issued 3,000,000 shares of our Series B Preferred Stock. On June 30, 2001, all of the Series B Preferred Stock was converted into 400,000 shares of our Common Stock. As of December 31, 2002, the Company had not received clear title to the land.

Item 3. Legal Proceedings

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     On December 29, 2002, the Company's stockholders held a Meeting at which the stockholders: (1) appointed HJ & Associates, LLC as the Company's independent auditors; (2) approved an increase in the amount of the Company's Common Stock to be reserved for the Company's 2000 Equity Incentive Plan from 1,500,000 to 12,000,000; and (3) elected John L. Castiglione and Jason A. Sunstein as Directors of the Company.


                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

     As of December 31, 2002, the Company's Common Stock traded in the non-Over the Counter "Pink Sheets" listed in the National Daily Quotations Service under the symbol, VPER. Trading in the stock commenced on September 16, 2002 and only a limited and volatile trading market exists with only sporadic and limited interest by market makers.

     Stockholders who may seek to sell any Shares of the Common Stock will not likely find any significant liquidity and therefore may not be able to sell any significant volume of the Company's Common Stock. As of December 31, 2002, the Company had 133 stockholders and 3 market makers.

     A limited and sporadic public market for the Company's Common Stock commenced on September 16, 2002 in the Pink Sheets, LLC National Quotation Service under the symbol VPER. Propr to that date the Comapny's Common Stock did not trade in any market.

     The following table reflects the high and low prices of the Company's Common Stock for the two years ended December 31, 2002.

        2002                     High($)                 Low($)
        ----                    -------                 ------
        1st Quarter             $------                 $------
        2nd Quarter             $------                 $------
        3rd Quarter             $1.9998                 $0.0440
        4th Quarte              $0.4500                 $0.2000
        2001 (No Trading)
        -----------------
        1st Quarter             $0.00                   $0.00
        2nd Quarter             $0.00                   $0.00
        3rd Quarter             $0.00                   $0.00
        4th Quarte              $0.00                   $0.00

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

     In May 2002, the Company offered and sold an aggregate of 1,323,962 shares of the Company's Common Stock to seven investors at $0.10 per share. Of these shares, 25,000 shares were sold for cash with proceeds of $2,500. The remaining shares, totaling 1,298,962 shares were issued to five persons as follows (each at a value of $0.10 per share): (a) 222,500 shares were issued to two individuals in payment for services; (b) 210,000 shares to James Wray, an officer and director of the Company in payment for services; (c) 430,000 shares to Jason A. Sunstein, an officer and director of the Company in payment for services; and (d) 436,462 shares to John L. Castiglione, an officer and director of the Company in payment for services and in payment of monies owed for funds previously advanced to the Company. All of the persons who purchased the shares were Accredited Investors. All of the shares were offered and sold by the Company's management without the use of an underwriter or NASD registered broker-dealer and no commissions were incurred by the Company in connection with the transaction. All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933. Each of the investors were sophisticated and experienced in financial, business, and investment matters and otherwise able to evaluate the merits and risks associated with the purchase of the Company's securities.

     In September 2002, the Company offered and sold an aggregate of 1,387,500 shares of the Company's Common Stock to nine investors. Of these shares, 120,000 shares were sold to two persons in consideration of the Company's receipt of $14,000. The remaining shares, totaling 1,267,500 shares, were issued in exchange for the Company's receipt of services. All of the shares were offered and sold by the Company's management without the use of an underwriter or NASD registered broker-dealer and no commissions were incurred by the Company in connection with the transaction. All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933. Each of the investors were sophisticated and experienced in financial, business, and investment matters and otherwise able to evaluate the merits and risks associated with the purchase of the Company's securities.

     In October 2002, the Company offered and sold an aggregate of 668,376 shares of the Company's Common Stock to five persons in exchange for services received by the company with all of the shares valued at $0.225 per share. All of the persons who purchased the shares were Accredited Investors. All of the shares were offered and sold by the Company's management without the use of an underwriter or NASD registered broker-dealer and no commissions were incurred by the Company in connection with the transaction. All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933. Each of the investors were sophisticated and experienced in financial, business, and investment matters and otherwise able to evaluate the merits and risks associated with the purchase of the Company's securities.

     In November 2002, the Company offered and sold 25,000 shares of the Company's Common Stock to one person in consideration of the Company's receipt of services. The shares were valued at $0.167 per share. The purchaser of the shares was an Accredited Investor and the shares were offered and sold by the Company's management without the use of an underwriter or NASD registered broker-dealer and no commissions were incurred by the Company in connection with the transaction. All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933. The purchaser was sophisticated and experienced in financial, business, and investment matters and otherwise able to evaluate the merits and risks associated with the purchase of the Company's securities.

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

Comparison of Fiscal Year Ending December 31, 2002 and Fiscal Year Ending December 31, 2001

     During the fiscal year ending December 31, 2002, we recorded $18,265 as net revenues. This compares to the fiscal year ending December 31, 2001 (the "Fiscal 2001") when we recorded no net revenues. We had only limited activities and remained a development-stage company.

     During fiscal 2002, our cost of revenues were $10,029 which resulted in a gross margin as a percentage of net revenues of 45.09%. This compares to Fiscal 2001 where we recorded no net revenues and our gross margin was 0%. The extraordinarily high gross margin achieved during Fiscal 2002 is not necessarily indicative of the gross margin and will likely impact our gross margin in any given year.

     During Fiscal 2002 we incurred $564,424 in general and administrative expenses. This compares to Fiscal 2001 when we incurred $354,666 in general and administrative expenses. The increase of approximately 59% from Fiscal 2001 to Fiscal 2002 was due primarily to the increased average monthly amount of general and administrative expenses in connection with the efforts the Company was taking to develop and implement the Company's business plan. Overall, general and administrative expenses were primarily made up of wages and salaries, office expenses, fees and costs incurred for legal and accounting services, and other administrative costs.

     During Fiscal 2002, we recorded a loss before other income and expenses of $557,188 By comparison, during Fiscal 2001 we recorded a loss before other income and rxpenses of $354,666. The increase in the amount of the loss was due primarily the increased general and administrative expenses we incurred during Fiscal 2002.

     During Fiscal 2002, we incurred Interest Expense of $5,738. By comparison, during Fiscal 2001 we had interest expense of $6,384. During Fiscal 2002, we had $8,166 of net other income resulting from a financial institution forgiving a cash overdraft compared to Fiscal 2001, other income of $104. In addtion, during Fiscal 2001, we incur realized loss on markeable seurities of $5,083.

     As a result, during Fiscal 2002 we had a Net Loss of $554,760 compared to Fiscal 2001 when we had a Net Loss of $366,029.

     Basic loss per share for Fiscal 2002 was ($0.08) compared to Fiscal 2001 when we had a basic loss per share of ($0.08). During Fiscal 2002, we had 6,737,489 weighted average shares outstanding. By comparison, during Fiscal 2001 we had 4,397,939 weighted average shares outstanding.

Liquidity and Capital Resources

     At December 31, 2002, we had $4,697 in cash. At the same time, we had 29,106 in other current assets. In contrast, as of December 31, 2002, our current liabilities consisted of $133,930 which consisted of accrued professional fees, accounts payabls to related party, and capital lease obligations.

     During Fiscal 2002, our cash needs were met primarily by the sale of common stock and loans from certain of our shareholders. We can not be assured that we will continue to obtain funds from these or any other sources to meet our need for additional capital resources.

     Overall, our liquidity and access to capital is very limited. Net Working Capital as of December 31, 2002 was ($100,127). We have not received any commitment for additional financing and given our development-stage, we may be limited to loans and other cash infusions from officers, directors, existing stockholders, and persons affiliated or associated with one or more of them. If we are to implement our business plan, we will need to raise significant amounts of additional capital and during the period ending December 31, 2002 we had not received any commitment that any such additional financing would be forthcoming or, if could be obtained, that it can be obtained on reasonable terms in light of our circumstances at that time. In addition, if any financing should be obtained, existing shareholders will likely incur substantial, immediate, and permanent dilution of their existing investment.

     As of December 31, 2002, the Company expects that it will need at least $200,000 to cover its anticipated operating expenses for the twelve month period thereafter.

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

Recent Accounting Pronouncements

     In July 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 146 - Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 provides guidance on the recognition and measurement of liabilities associated with exit or disposal activities. Under SFAS No. 146, liabilities or costs associated with exit or disposal activities should be recognized when the liabilities are incurred and measured at fair value. This statement is effective prospectively for exit ort disposal activities initiated after December 31, 2002. The adoption is not expected to have a material effect on the Company's results of operation or financial condition.

     In November 2002, the FASB issued FASB issued FASB Interpretation No. 45 ("FIN 45"), -- Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a rollforward of the entity's product warranty liabilities. The Company will apply the recognition provisions of FIN 45 prospectively to guarantees issued after December 31, 2002. The disclosure provisions of FIN 45 are effective for, and are reflected in, the 2002 financial statements. The adoption of FIN 45 is not expected to have a material effect on the Company's results of operation or financial condition.

     In November 2002, the Emerging Issues Task Force (EITF) issued Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." This Issue addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting. EITF Issue No. 00-21 will be effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003 or the Company may elect to report the change in accounting as a cumulative-effect adjustment. The Company is reviewing EITF Issue No. 00-21 and has not yet determined the impact that this issue will have on its operating results and financial condition.

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

     The officers serve at the pleasure of the Board of Directors. Information as to the directors and executive officers of the Company is as follows:


                       Name                            Age                   Position                 Date Elected
---------------------------------------------------- --------- ------------------------------------- ---------------
John L. Castiglione                                     32     Chief Executive Officer, Treasurer,        2000
                                                                           and Director

Jason A. Sunstein                                       32         V.P. Finance, Secretary, and           2000
                                                                             Director
---------------------------------------------------- --------- ------------------------------------- ---------------

     Each of the foregoing persons may be deemed a "promoter" of the Company, as that term is defined in the rules and regulations promulgated under the Securities Act of 1933.

     John L. Castiglione, age 32, is Chief Executive Officer, Treasurer, and Director of the Company and has held these positions since September 2000. Prior to joining the Company, Mr. Castiglione held marketing positions with Fujitsu Business Communications Systems (1999), Starbucks Specialty Sales (1998), TSR Wireless (1996-1998), and ICG Communications (1998-2000). Mr. Castiglione attended San Diego State University where he studied Business as well as Industrial and Organizational Psychology.

     Jason A. Sunstein, age 32, is Vice President Finance, Secretary and Director of the Company and has held these positions since September 2000. Prior to joining the Company, Mr. Sunstein held various executive positions with Tri-National Development Corp., a publicly-traded real estate development company. Mr. Sunstein resigned from Tri-National on April 1, 2001. Mr. Sunstein attended San Diego State University where he majored in Finance.

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

        Name                     Position            No. of Reports not Filed
                                                         on a Timely Basis(1)

   James G. Wray.        President & Director               Forms 3, 4, and 5
   John L. Castiglione   CEO, Treasurer, & Director         Forms 3, 4, and 5
   Jason A. Sunstein     V.P. Finance, Secretary
                         & Director                         Forms 3, 4, and 5

(1) To the Company's knowledge, based solely on a review of the copies of the reports furnished to the Company by such persons, in the fiscal year ended December 31, 2002, such persons have subsequently filed the reports required by Section 16(a) of the Exchange Act.

Item 10.  Executive Compensation

     The Company's Board of Directors has authorized the compensation of its officers with the following annual cash salaries:

                                         SUMMARY COMPENSATION TABLE

----------------- --------- ------------------------------------ ----------------------------------------- -------------
                   Annual Compensation Long-Term Compensation
----------------- --------- ------------------------------------ ----------------------------------------- -------------

                                                                              Awards Payouts
----------------- --------- ----------- ---------- ------------- ------------ --------------- ------------ -------------
    Name and                                          Other                                      LTIP
   Principal                  Salary      Bonus       Annual     Restricted     Securities      Payouts
    Position        Year       ($)         ($)     Compen-sation    Stock       Underlying        ($)       All Other
      (a)           (b)        (c)         (d)         ($)         Awards        Options/         (g)      Compensation
                                                       (e)           (s)          SARs
                                                                     (1)          ($)(#)
                                                                     ($)            (f)                         (h)
                                                                     (i)
----------------- --------- ----------- ---------- ------------- ------------ --------------- ------------ -------------
James G. Wray      2000         $0       $0           $0           $0            100,000         $0              $0
President, CTO     2001         $0       $0           $0           $21,000       150,000         $0              $3,375
and Director(1)    2002         $0       $0           $0           $32,400             0         $0              $0

John L.            2000         $0       $0           $0           $0            100,000         $0              $0
Castiglione,       2001         $0       $0           $0           $ 64,000      150,000         $0              $18,469
CEO, Treasurer,    2002         $0       $0           $6,000       $179,301      250,000         $0              $0
and Director

Jason A.
Sunstein, V.P.    2000          $0       $0           $0           $0            100,000         $0              $0
Finance,          2001          $0       $0           $0           $ 64,000      150,000         $0              $15,750
Secretary and     2002          $0       $0           $6,000       $179,301      250,000         $0              $0
Director

All Directors
as a Group (3
persons)          2000          $0                                               300,000
                  2001          $0                                 $149,000      450,000
                  2002          $0                    $12,000      $391,002      500,000


================= ========= =========== ========== ============= ============ =============== ============ =============

     With respect to cash salaries, the Company may change or increase salaries as the Company's profits and cash flow allow.

     Footnote: (1) The $3,375 in All Other Compensation paid to James G. Wray represents payment for automobile expenses, the $18,469 paid to John L. Castiglione represents payment of $1,734 as expense reimbursement with $16,735 as automobile expenses, and the $15,750 paid to Jason A. Sunstein represents payment for automobile expenses.

                (2)  Mr. Wray resigned as an officer and director in November
2002.

                      OPTION/SAR GRANTS IN 2002 FISCAL YEAR
                         (Fiscal Year Individual Grants)
----------------------------------- -------------------- -------------------- ----------------- --------------------

                                     No. of Securities    Percent of Total
                                        Underlying            Options/
                                       Options/SARs        SARs Granted to      Exercise of
                         Granted Employees in Base Price
                                            (#) Fiscal Year ($/Sh) Expiration
Date
               Name                         (b)                  (c)                (d)                 (e)
               (a)
----------------------------------- -------------------- -------------------- ----------------- --------------------

John L. Castiglione                     250,000                50%                 $0.037          12/27/07

Jason A. Sunstein                       250,000                50%                 $0.037          12/27/07

=================================== ==================== ==================== ================= ====================

     The Company does not currently compensate its Directors for their services as directors. The Board of Directors did not include any independent directors as of December 31, 2002. Such Directors will be added as needed and at the same time such directors are appointed or elected, the Company may institute a system of compensation either in the form of attendance fees or option awards.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information relating to the beneficial ownership of Company common stock by those persons beneficially holding more than 5% of the Company's Common Stock, by the Company's directors and executive officers, and by all of the Company's directors and executive officers as a group as of December 31, 2002.

-------------------------------- -------------------------------- ----------------------- ------------------

(1)                              (2)                              (3)                     (4)
                                 Name And                         Amount And
                                 Address Of                       Nature Of
Title Of                         Beneficial                       Beneficial              Percent Of
Class                            Owner                            Owner (1)               Class (1) (2)
-------------------------------- -------------------------------- ----------------------- ------------------

                                 John L. Castiglione              6,332,264(3)             33.97%(3)
Common Stock                     7950 Silverton Avenue, Suite
                                 102
                                 San Diego, California 92126

                                 Jason A. Sunstein
Common Stock                     7950 Silverton Avenue, Suite     5,600,000(4)             30.04%(4)
                                 102
                                 San Diego, California 92126

Common Stock                     James G. Wray                    1,369,000                 7.34%
                                 7950 Silverton Avenue, Suite
                                 102
                                 San Diego, California 92126
-------------------------------  -------------------------------  ----------------------  ------------------
Officers and Directors as a
group (2 persons)                                                 11,932,264               64.01%
-------------------------------- -------------------------------  ======================  ==================

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

(2) Percentages are based on 17,640,689 Shares outstanding on December 31, 2002 and an aggregate of 1,000,000 shares purchasable upon exercise of certain Common Stock Purchase Options granted to the Company's officers and directors (500,000 shares purchasable by John L. Castiglione, and 500,000 shares purchasable by Jason A. Sunstein) (See "Option/SAR Grants in Last Fiscal Year" table shown above).

(3) The amount shown includes 556,550 Shares held by Castle-Lion Corporation, a corporation solely owned by John L. Castiglione, an officer and director of the Company.

(4) The amount shown includes 106,000 Shares held by Six-Twenty Capital Management, Inc., a corporation owned by Jason A. Sunstein, an officer and director of the Company.

Item 12.  Certain Relationships and Related Transactions.

     Mr. Sunstein, the Company's Vice President Finance and Secretary and Director, was also an officer of Tri-National Development Corporation ("Tri-National") from January 1996 to April 1, 2001. Tri-National acquired 3,000,000 shares of the Company's Series B Preferred Stock on September 1, 1998.

     During September 1998, we entered into an agreement with a related party to purchase 50 acres of real property known as the Hills of Bajamar, located in Ensenada, Mexico. The property is valued at a predecessor cost of $125,000. We intended to sell lots for residential development and build a communications facility for residents in the surrounding area. As consideration for the land, the Company issued 3,000,000 shares of our Series B Preferred Stock. On June 30, 2001, all of the Series B Preferred Stock was converted into 400,000 shares of our Common Stock. As of December 31, 2001, the Company had not received clear title to the land.

     During 2000, Castle-Lion Corporation, a private company ("Castle-Lion") owned by John L. Castiglione, a Company officer and director, advanced an aggregate of $5,655 in paying certain expenses incurred by the Company. In March 2001, the Company issued 56,550 shares of the Company's Common Stock to Castle-Lion to extinguish this accounts payable.

     During 2000, Jason A. Sunstein, a Company officer and director, advanced an aggregate of $1,820 to the Company in paying certain expenses incurred by the Company. The Company later repaid Mr. Sunstein.

     In early 2001, the Company issued a promissory note in the principal amount of $13,667 due a former officer of the Company. The note accrues interest at 15% per annum, is unsecured, and is payable on or before June 30, 2001. The note was subsequently paid in April 2002 with a $7,500 payment and the issuance of 40,000 shares of the Company's Common Stock.

     In July of 2001, the Company entered into an oral lease for the rental of office space from Jason A. Sunstein, an officer and director of the Company, which required that the Company pay Mr. Sunstein the sum of $1,100 per month in payment for all office space and utilities thereunder with this arrangement continuing through December 31, 2003 (inclusive). While the Company believes that the office arrangement with Mr. Sunstein was undertaken on terms that were no different than those that the Company could have obtained in an arms length transaction with an unrelated third party, the Company completed only a limited evaluation of other alternatives.

     During 2001, Six-Twenty-Capital Management, Inc., a private company ("Six-Twenty Capital") owned by Jason A. Sunstein, a Company officer and director, purchased an aggregate of 106,000 shares of the Company's Common Stock at a purchase price of $0.10 per share. The Company's sale of the shares to Six-Twenty Capital was undertaken on the same terms as others during this period as entered into with third parties on an arms-length basis.

     As a result of several transactions, Jason A. Sunstein, an officer and director of the Company, paid certain of the Company's expenses which totaled $4,587 during the twelve months ending December 31, 2001, totaling $6,407 as of December 31, 2001. The Company subsequently repaid Mr. Sunstein all of these amounts.

     As a result of several transactions, John L. Castiglione, an officer and director of the Company, paid certain of te Company's expenses which totaled
$3,352 during the twelve months ending December 31, 2001. The Company subsequently repaid Mr. Castiglione all of these amounts.

     As a result of several transactions, Jason A. Sunstein, an officer and director of the Company, paid certain of the Company's expenses which totaled $10,330 during the twelve months ending December 31, 2002, totaling $16,737 as of December 31, 2002. The Company subsequently repaid Mr. Sunstein all of these amounts.

     As a result of several transactions, John L. Castiglione, an officer and director of the Company, paid certain of the Company's expenses which totaled $23,251 during the twelve months ending December 31, 2001 totaling $26,603 as of December 31, 2002. The Company sunscquetly repaid Mr. Casiglione all of thse amounts.

Item 13.   Exhibits and Reports on Form 8-K


     (a) The following Exhibits are attached or incorporated by reference, as stated below.

     3.1(a) Articles of Amendment  to Articles of  Incorporation  of  Tinglefoot
          Mining, Inc.*

     3.1(b)  Articles  of  Amendment  to  Articles  of  Incorporation  of Mexico
          Investment Corporation*

     3.1(c)Articles  of  Amendment  to the  Articles of  Incorporation  of Baja
           Pacific International, Inc.*

     3.1(d)Articles of Incorporation of Taig Ventures, Inc.**

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

     10.5  Employment Agreement (Sunstein)*

     10.6 Agreement of Purchase and Sale of Assets (between Viper Networks, Inc. And Tri-National Development Corporation)*

     10.7 Addendum to the Agreement of Purchase and Sale of Assets Between Viper Networks, Inc. And Tri-National Development Corporation*

     10.8 Settlement Agreement And General Release of Claims (between Viper Networks, Inc. And Tri-National Development Corporation)*

     10.9  Month-to-Month Industrial Lease**

     10.10 Employee Compensation Fund and Plan

     10.11 Asset Purchase Agreement (between Viper Networks, Inc. and ePhone, Inc.)

     10.12 Month-to-Month Industrial Lease

     10.13 Securities Purchase Agreemnt (between Viper Networks, Inc. and PC Mailbox, Inc.)

     23.1  Consent of Independent Accountants, Armando C. Ibarra, C.P.A., P.C.

     31.1  Certification by Chief Executive Officer

     31.2  Certification by Chief Financial Officer

     32.1 Certification by Chief Executive Officer of the Company Pursuant toSection 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification by Chief Financial Officer of the Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     * Previously filed with Form 10-SB or 10-SB-Amendment No. 1 and incorporated herein by reference.

     **   Previously  filed  with  Form  10-KSB  and   incorporated   herein  by
          reference.

     (b) The Company filed the following Reports on Form 8-K during the year ending December 31, 2002: None.

Item 14. Principal Accountant Fees and Services.

Audit Fees

     The anticipated aggregate fees to Armando C. Ibarra, CPA, P.C., for professional services rendered for the audit of the Company's annual financial statements for the fiscal year ended December 31, 2002 and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-QSB for that fiscal year are estimated at $8,000. No other fees for audit-related services were billed or paid to Armando C. Ibarra, CPA, P.C. Audit related services generally include fees for accounting consultations, business acquisitions, and work related thereto.

     The Company also paid HJ & Associates, LLC the sum of $3,663.40 in fees for planning for the anticipated audit of the Company's annual financial statements for the fiscal years ended December 31, 2001, 2002, and 2003 (which preceded their resignation in 2004).

Audit Committee Charter

     The Company intends to establish an Audit Committee of the Company's Board of Directors and thereby to establish a Charter for the Audit Committee. For the year ending December 31, 2002 and due to limited financial resources, the Company has delayed the implementation of these plans until such later date at which the Company may have the financial resources available.

Audit Committee Report

     Since the Company did not establish an Audit Committee for the year ending December 31, 2002, no Audit Committee Report for that period is available.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Viper Networks, Inc.

By: /s/John L. Castiglione                           Date: March 8, 2005
    ----------------------
    John L. Castiglione
    Chief Executive Officer & Treasurer


By: /s/ Jason A. Sunstein                            Date: March 8, 2005
    -----------------------
    Jason A. Sunstein
    Vice President Finance & Secretary


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/John L. Castiglione                           Date: March 8, 2005
    ----------------------
     John L. Castiglione
     Chief Executive Officer, Treasurer
&    Director


By: /s/ Jason A. Sunstein                            Date: March 8, 2005
    ---------------------
    Jason A. Sunstein
    Vice President Finance, Secretary
    & Director

                         Index to Financial Statements

Report of Independent Registered Public Accounting Firm.................... F-2

Consolidated Balance Sheet as of December 31, 2002......................... F-3

Consolidated  Statements of Operations  for the Years Ended
December 31, 2002 and 2001 and from Inception on September 14,
2000 through December 31, 2002............................................. F-4

Consolidated Statements of Stockholders' Deficit for the Years
Ended December 31, 2002 and 2001 and from Inception on
September 14, 2000 through December 31, 2002............................... F-5

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2002 and 2001 and from Inception on September 14,
2000 through December 31, 2002............................................. F-6

Notes to the Consolidated Financial Statements............................. F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors
Viper Networks, Inc.
(A Development Stage Company)
10373 Roselle Street, Suite 170
San Diego, CA 92121

We have audited the accompanying consolidated balance sheet of Viper Networks, Inc. and subsidiaries (A Development Stage Company) of December 31, 2002 and 2001 and the related consolidated statements of operations, changes in shareholders' equity and cash flow for the years then ended. These consolidated financial statements are the responsibility of the Companys management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Viper Networks, Inc., and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

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


/s/ Armando C. Ibarra
__________________________
ARMANDO C. IBARRA, CPA
February 19, 2005
Chula Vista, Ca. 91910

                                                                                                  December 31,
                                                                                                      2002
                                                                                               ------------------
                                     ASSETS
Current Assets:
   Cash                                                                                        $          4,697
   Other current assets (Note 4)                                                                         29,106
                                                                                               -----------------
     Total current assets                                                                                33,803
Property and equipment, net (Note 4)                                                                     34,336
Investment in technology company                                                                         40,000
                                                                                               -----------------

     Total assets                                                                              $        108,139
                                                                                               =================


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                                                            $         16,477
   Accrued professional fees                                                                             22,500
   Accounts payable to related party (Note 7)                                                            58,617
   Taxes payable                                                                                          1,762
   Capital lease obligations, current portion (Note 6)                                                   26,044
   Stock subscription deposit (Note 8)                                                                    8,530
                                                                                               -----------------
     Total current liabilities                                                                          133,930
                                                                                               -----------------

Commitments and Contingencies (Note 10)                                                                       -

Stockholders deficit:
   Preferred stock: Class A, authorized 100,000 shares at
     $1.00 par value, -0- shares issued and outstanding (Note 11)                                             -
   Preferred stock: Class B, authorized 10,000,000 shares at
     $1.00 par value, -0- shares issued and outstanding (Note 11)                                             -
   Common stock: 100,000,000 shares authorized of
     $0.001 par value, 16,701,727 shares issued and
     outstanding                                                                                         17,641
   Additional paid-in capital (deficit)                                                               1,046,165
   Stock subscription receivable (Note 5)                                                              (125,000)
   Unearned stock-based compensation                                                                     (4,700)
   Accumulated deficit                                                                                 (959,897)
                                                                                               -----------------
     Total stockholders' deficit                                                                       ( 25,791)
                                                                                               -----------------

     Total liabilities and stockholders' deficit                                               $        108,139
                                                                                               =================




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       VIPER NETWORKS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statements of Operations



                                                                                                       From
                                                                                                   Inception on
                                                                                                   September 14,
                                                              Year ended December 31,              2000 Through
                                                      ---------------------------------------      December 31,
                                                            2002                  2001                 2002
                                                      -------------------  -------------------  -----------------
Net revenues                                          $          18,265    $               -    $          18,265

Cost of revenues                                                 10,029                    -               10,029
                                                      ------------------   ------------------   -----------------

     Gross margin                                                 8,236                    -                8,236

General and administrative                                      565,424              354,666              958,942
                                                      ------------------   ------------------   -----------------

Loss from operations                                           (557,188)            (354,666)            (950,706)
                                                      ------------------   ------------------   -----------------

Other income (expenses)
     Realized loss on marketable securities                           -               (5,083)              (5,083)
     Interest expense                                            (5,738)              (6,384)             (12,378)
     Other income                                                 8,166                  104                8,270
                                                      ------------------   ------------------   -----------------
       Total other income (expenses)                              2,428              (11,363)              (9,191)
                                                      ------------------   ------------------   -----------------

Net loss                                              $        (544,760)    $       (366,029)    $       (959,897)
                                                      ==================   ==================   =================

Basic loss per share                                  $           (0.08)   $           (0.08)   $           (0.19)
                                                      ==================   ==================   =================

Weighted average number of
   shares outstanding                                 $       6,737,489            4,397,939            5,093,154
                                                      ==================   ==================   =================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       VIPER NETWORKS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                Consolidated Statements of Stockholders' Deficit


                                                                                                          Deficit
                                                                 Additional                             Accumulated
                                                                  Paid-In      Stock        Unearned     During the       Total
                           Preferred Stock      Common Stock       Capial   Subscriptions  stock-based   Development   Stockholders'
                          Shares    Amount    Shares     Amount   (Deficit)  Receivable    Compensation     Stage        Deficit
                        ---------- --------- --------   -------- ----------- -----------   ------------   ----------   -------------
Balance,
 September 14, 2000
(inception)                     - $        -          -  $     - $        -   $       -      $       -    $        -   $          -
Common stock issued
 to founders for cash
 at $0.00 per share             -             3,000,000    3,000     (3,000)  $       -              -    $        -              -
Recapitalization        3,000,000  3,000,000    565,786      566 (2,902,991)   (125,000)             -             -        (27,425)
Net loss from Septmeber
 14, 2000 to December
 31, 2000                       -          -          -        -          -          -               -       (39,108)       (39,108)
                       ----------- ---------  ---------- ------- -----------  ----------     -----------   -----------  ------------
Balance,
 December 31, 2000      3,000,000  3,000,000  3,565,786    3,566 (2,905,991)   (125,000)             -       (39,108)       (66,533)
Issuance of common
 stock for cash                 -          -    606,000      606     59,994           -              -             -         60,600
Issuance of common
 stock for related
 party accounts
 payable                        -          -     56,550       56      5,599           -              -             -          5,655
Issuance of common
 stock for services             -          -  1,585,844    1,586    156,998           -              -             -        158,584
Conversion of
 preferred stock to
 common stock          (3,000,000)(3,000,000)   400,000      400  2,999,600           -              -             -              -
Net loss for the
year ended
 December 31, 2001              -          -          -        -          -           -              -      (366,029)      (366,029)
                      ------------ ---------- ---------- ------- -----------  -----------    -----------   -----------  ------------
Balance,
 December 31, 2001              -          -  6,214,180    6,214    316,200    (125,000)             -      (405,137)      (207,723)
Issuance of common
 stock for cash                 -          -    203,500      204     46,546           -              -             -         46,750
Issuance of common
 stock for related
 party aaccounts
 payable                        -          -     40,000       40      7,460           -              -             -          7,500
Issuance of common
 stock for services             -          - 10,220,876   10,221    616,008           -              -             -        626,229
Issurance of common
 stock for assets               -          -    962,133      962     55,251           -              -             -         56,213
Stock-based
 compensation                   -          -          -        -      4,700           -         (4,700)            -              -
Net loss for the
 year ended
 December 31, 2002              -          -          -        -          -           -              -      (554,760)      (554,760)
                       ----------- ---------- ---------  ------- -----------  -----------    -----------   -----------  ------------
Balance,
 December 31, 2002              -   $      - 17,640,689  $17,641 $1,046,165   $(125,000)    $   (4,700)   $ (959,897)  $   ( 25,791)
                       ===========  ======== =========== =======  ===========  ===========    ===========   ===========  ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       VIPER NETWORKS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows


                                                                                                       From
                                                                                                   Inception on
                                                                                                   September 14,
                                                                Year Ended December 31,            2000 Through
                                                       ---------------------------------------     December 31,
                                                              2002                2001                 2002
                                                       ------------------  -------------------  ------------------
Cash flows from operating activities:
Net loss                                               $        (554,760)  $         (366,029)   $      (959,897)
Adjustments to reconcile net loss to net cash
   used in operations:
   Depreciation                                                    7,164                4,558             11,722
   Amortization of notes payable discount                              -                1,078              1,334
   Interest accrual                                                5,738                3,442              9,180
   Stock based compensation                                      452,513              302,797            755,310
   Loss on sale of marketable securities                               -                5,083              5,083
   Changes in assets and liabilities:
    Other current assets                                            (250)                   -               (250)
    Accounts payable                                              11,611               (8,480)             3,131
    Accrued professional fees                                          -                    -             22,500
    Accounts payable related party                                34,758               15,185             57,418
    Taxes payable                                                    497                  819              1,316
                                                       ------------------  -------------------  -----------------
     Net cash used in operating activities                       (42,729)             (41,547)           (93,153)
                                                       ------------------  -------------------  -----------------
Cash flows from investing activities:
   Purchases of office furniture and equipment                    (5,500)              (5,777)           (11,277)
   Purchases of marketable securities                                  -              (15,044)           (15,044)
   Sales of marketable securities                                      -                9,961              9,961
                                                       ------------------  -------------------  ----------------  -
     Net cash used in investing activities                        (5,500)             (10,860)           (16,360)
                                                       ------------------  -------------------  -----------------
Cash flows from financing activities:
   Proceeds from issuance of common stock                         46,750               60,600            107,350
   Increase (decrease) in cash overdraft                               -               (7,343)                 -
   Cash acquired in reverse acquisition                                -                    -                 34
   Payments on capital lease obligations                               -               (1,704)            (1,704)
   Stock subscription deposits                                     6,071                  959              8,530
                                                       ------------------  -------------------  -----------------
     Net cash provided by financing activities                    52,821               52,512            114,210
                                                       ------------------  -------------------  -----------------
Net increase in cash                                               4,592                  105              4,697
Cash at the beginning of the period                                  105                    -                  -
                                                       ------------------  -------------------  -----------------
Cash at the end of the period                          $           4,697   $              105    $         4,697
                                                       ==================  ===================  =================

Supplemental schedule of cash flow activities
  Cash paid for:
    Interest                                           $               -   $            1,865    $         1,865
    Income taxes                                       $             465   $                -    $           465
  Non-cash investing and financial activities:
    Equipment acquired by capital lease                $               -   $            8,431    $        18,567
    Common stock issued for assets                     $          56,213   $                -    $        56,213
    Common stock issued in payment of
     services                                          $         626,229   $          158,584    $       784,812
    Common stock issued in payment of
     accounts payable to related party                 $           7,500   $            5,655    $        13,155
    Recapitalization resulting from reverse
     merger                                            $               -   $                -    $       (27,425)

              The accompngying notes are an integal part of these
                      consolididated financial statements.

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

               The Company has had limited activities since inception and is considered a development stage company because no significant revenues have been realized and planned principal operations have not yet commenced. The Company was formed to design, develop and market full service integration and worldwide Internet Protocol
               (IP) telephony services. The ultimate recovery of investments and costs is dependent on future profitable operations, which presently cannot be determined.

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

          e.   Long lived assets

               All long lived assets are evaluated yearly for impairment per Statement of Financial Accounting Statndards No. 121 ("SFAS 121"), "Accounting for the Impairement of Long-Live Assets.". Any impairment in value is recognized as an expense in the period when the impairment occurs.

          f.   Revenue recognition

               The Company recognizes revenues and the related costs for voice, data and other services along with product sales when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the fee is fixed or determinable, and collection of the resulting receivable is probable. Support and maintenance sales will be recognized over the contract term. Amounts invoiced and collected in advance of product or services provided will be recorded as deferred revenue. The Company plans to accrue for warranty costs, sales returns, and other allowances based on its experience.

          g.   Stock-based compensation

               Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", provides for the use of a fair value based method of accounting for stock-based

                       VIPER NETWORKS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          g.   Stock-based compensation (continued)

               compensation. However, SFAS 123 allows the measurement of compensation cost for stock options granted to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", which only requires charges to compensation expense for the excess, if any, of the fair value of the underlying stock at the date a stock option is granted (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock. The Company has elected to account for employee stock options using the intrinsic value method under APB 25. By making that election, the Company is required by SFAS 123 to provide pro forma disclosures of net loss as if a fair value based method of accounting had been applied.

               In accordance with the provisions of SFAS 13, all other issuances of stock, stock options or other equity instruments to employees and non-employees as the consideration for goods or services received by the Company are accounted for based on the fair value of the equity instrument issued (unless the fair value of the consideration received can be more reliably measured). During the year ended December 31, 2002 and 2001, the Company recognized $35,111 and $396,402 and $101,688 and $207,109 of expense relating to the grant of common stock to non-employees and employees, respectively, for services which are included in the accompanying consolidated statements of operations. The value of these shares was determined based upon the average of limited over the counter closing prices subsequent to September 16, 2002 and the sale of common stock in the private placements during the same periods.

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

          i.   Net loss per share

               Basic net loss per share is computed using the weighted average number of common shares outstanding during the periods presented. Diluted loss per share has not been presented because the assumed exercise of the Company's outstanding options and warrants would have been antidilutive. Options and/or warrants will have a dilutive effect only when the average market price of the common stock during the period exceeds the exercise price of the options and/or warrants. There were options to purchase 1,000,000 shares

                       VIPER NETWORKS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          i.   Net loss per share (continued)

               of common stock and zero warrants potentially issuable at December 31, 2002 which were not included in the computation of net loss per share.

                                                                                                       From
                                                                                                   Inception on
                                                                                                   September 14,
                                                               Year Ended December 31,             2000 Through
                                                       ---------------------------------------     December 31,
                                                              2002                2001                 2002
                                                       -------------------  ------------------  -------------------
                      Net loss (numerator)             $         (554,760)  $        (366,029)  $        (959,897)

                      Weighted average shares
                          outstanding for basic
                          net loss per share
                          (denominator)                         6,737,489           4,397,939           5,093,154
                                                       -------------------  ------------------  -------------------

                      Per share amount                 $            (0.08)  $           (0.08)  $           (0.19)
                                                       ===================  ==================  ===================

          j.   Concentrations of Risk

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

               The Company had one major customer which accounted for 82% of the revenue in the year ended December 31, 2002.

          k.   New Accounting Pronouncements

               In July 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 provides guidance on the recognition and measurement of liabilities associated with exit and disposal activities. Under SFAS No. 146, liabilities for costs associated with exit or disposal activities should be recognized when the liabilities are incurred and measured at fair value. This statement iseffective prospectively for exit or disposal activities after December 31, 2002. The adoption is not expected

                       VIPER NETWORKS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          k.   New Accounting Pronouncements (continued)

               to have a material effect on the Company's results of operations or financial condition.

               In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a rollforward of the entity's product warranty liabilities. The Company will apply the recognition provisions of FIN 45 prospectively to guarantees issued after December 31, 2002. The disclosure provisions of FIN 45 are effective for, and are reflected in, the 2002 financial statements. The adoption of FIN 45 is not expected to have a material effect on the Company's results of operations or financial condition.

               In November 2002, the Emerging Issues Task Force (EITF) issued Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." This issue addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting. EITF Issue No. 00-21 will be effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003 or the Company may elect to report the change in accounting as a cumulative-effect adjustment. The Company is reviewing EITF Issue No. 00-21 and has not yet determined the impact this issue will have on its operating results and financial position.

NOTE 2 - GOING CONCERN

               The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred a loss from inception on September 14, 2000 through December 31, 2002, which has resulted in an accumulated deficit of $959,897 at December 31, 2002 and has no significant operations which raises substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

Note 3 - Acquisitions

               During May 2002, the Company purchased substantially all of the property and equipment of ePhone, Inc. ("ePhone"). As consideration for the purchase, the Company issued to ePhone 162,133 shares of the Company's Common Stock with a value of ten cents per share, based on recent cash sales of the Company's Common Stock, for an aggregate purchase price of $16,213. The Company also issued Common Stock purchase warrants for the purchase 162,133 shares of the Company's Common Stock at $0.50 per share, as defined. No value was assigned to the warrants.

               During November 2002, the Company purchased a 49% non-dilutive interest in PC Mailbox, Inc. ("PCmailbox"). As consideration for the purchase, the Company issued to PCmailbox 800,000 shares of the Company's Common Stock with a value of five cents per share for an aggregate purchase price of $40,000.


NOTE 4 - COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

                                                                December 31,
                                                                   2002
                                                             ------------------
               Other current assets:
               Prepaid expenses                              $           28,856
               Deposits                                                     250
                                                              ----------------
                                                                         29,106
                                                              =================
               Property and equipment, net:
               Computer equipment                            $           46,058
               Less accumulated depreciation and amortization           (11,722)
                                                             -----------------
                                                             $           34,336
                                                             ===================

NOTE 5 - STOCK SUBSCRIPTION RECEIVABLE

               During September 1998, the Company entered into an agreement with a related party to purchase 50 acres of real property known as the Hills of Bajamar, located in Ensenada, Mexico that is valued at predecessor cost of $125,000. The Company intended to sell lots for residential development and build a communications facility for residents in the surrounding area.

               As consideration for the land, the Company issued 3,000,000 shares of its series B Preferred Stock and stock warrants to purchase 1,000,000 shares of Common Stock. During June 2001, the Company negotiated a settlement and release with the Class B preferred stockholder whereby the Preferred Stock and stock warrants were exchanged for 400,000 shares of the Company's Common Stock and the cumulative undeclared dividend were not declared.

                       VIPER NETWORKS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements



NOTE 5 - STOCK SUBSCRIPTION RECEIVABLE (Continued)

               As of the date of these financial statements, the Company had not received clear title to the land. Accordingly, the value of the land has been classified as a stock subscription receivable. The 400,000 shares certificate is being held by the Company.

NOTE 6 - CAPITAL LEASES

               The Company leases certain equipment under capital lease obligations with lease terms through December 2004. The following is an analysis of the net book value of the leased assets included in property and equipment:

                                                December 31,
                                                    2002
                                            -----------------
               Computer equipment            $        18,567
               Less accumulated amortization          (7,481)
                                            -----------------
                                            $         11,086
                                            =================


               During Fiscal 2001, the Company defaulted on the capital leases. The present value of future minimum lease payments has been recorded in the accompanying consolidated balance sheet as a current liability. The Company has accrued $9,180 of interest as a current liability based on a subsequent settlement agreement entered into with the leaser, during March 2003.

                       VIPER NETWORKS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements



NOTE 7 - RELATED PARTY TRANSACTIONS

               During fiscal 2002, the Company's shareholders incurred expenses on behalf of the Company in the amount of $33,581, which will be repaid in the normal course of business. During Fiscal 2002, the Company agreed to reimburse a shareholder $12,000 and $1,200 for office rental and utilities, respectively, for the use of a portion of the shareholders personal residence.

               During Fiscal 2001, the Company's shareholders incurred expenses on behalf of the Company in the amount of $7,939 which will be repaid which will be repaid in the normal course of business. During Fiscal 2001, the Company agreed to reimburse a shareholder $6,000 and $600 for office rental and utilities, respectively, for the use of a portion of the shareholder's personal residence.

               In the settlement of debt for past wages, the Company issued a $13,667 note that is the remaining portion due to the former President. The note accrues interest at 15% per annum, is unsecured and is payable on or before June 30, 2001. Interest of $1,333 has accrued as of June 30, 2001. During April 2002, the note was paid by the issuance of 40,000 shares of Common Stock and a cash payment of $7,500.

NOTE 8 - STOCK SUBSCRIPTION DEPOSIT

               As of December 31, 2002, the company had received a total of $8,530 for the purchase of 426,500 shares of common stock. The shares were issued subsequent to December 31, 2002. The $8,530 is recorded as a stock subscription deposit at December 31, 2002.

NOTE 9 - INCOME TAXES

               Due to the Company's net loss position from inception on September 14, 2000 to December 31, 2002, there was no provision for income taxes recorded. The following is a reconciliation of the statutory federal income tax rate to the Company's effective tax rate:

                                                                                                   From
                                                                                              Inception on
                                                                                              September 14,
                                                           Year Ended December 31,            2000 Through
                                                     -----------------------------------      December 31,
                                                           2002                2001               2002
                                                     -----------------    --------------      ---------------
                      Tax provision (benefit) at
                          statutory rate                         (35)%             (35)%               (35)%
                      State tax, net of federal
                          benefit                                 (1)%              (1)%                (1)%
                      Permanent differences                       29 %              29 %                28 %
                      Valuation allowance                          7 %               7 %                 8 %
                                                     -----------------    --------------      ---------------
                                                                   - %               - %                  - %
                                                     =================    ==============      ===============

                       VIPER NETWORKS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements

NOTE 9 - INCOME TAXES (continued)

                The components of net deferred tax assets are as follows:

                                                      December 31,
                                                         2002
                                                 -------------------
                Deferred tax assets:
                Net operating loss carryforward   $           71,696
                Other assets                                     673
                                                  ------------------
                                                              72,369
                Less valuation allowance                     (72,369)
                                                  ------------------
                                                  $                -
                                                  ==================

               As a result of the Company's losses to date, there exists a substantial doubt as to the ultimate realization of the deferred tax assets. Accordingly, a valuation allowance equal to the total deferred tax assets has been recorded at December 31, 2001.

               At December 31, 2002, the Company had federal and state net operating loss carryforwards for tax purposes of approximately $160,000 and $176,000 which may be available to offset future taxable income and which, if not used, begin to expire in 2010 and 2012, respectively.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

               Operating Lease Obligation

               In October 2000, the Company entered into a month-to-month lease for its office space. In July 2001, the Company entered into a month-to-month agreement to reimburse a shareholder for office space utilized within the shareholder's personal residence. Rent expense for the year ended December 31, 2002 and from inception on September 14, 2000 to December 31, 2002 was $22,376 and $40,115, respectively.

               Equity Incentive Plan

               In December 2000, the Company's shareholders adopted the 2000 equity incentive plan (the "2000 Plan") for the benefit of employees, directors, advisors and consultants of the Company. In December 2002, the Company shareholders increased the shares authorized within the 2000 Plan by 10,500,000 shares. Under the Plan, the Company may grant stock options or awards at a maximum of 12,000,000 shares. At December 31, 2002, there were 11,000,000 shares of the Company's Common Stock available for grant under the 2000 Plan.

NOTE 11 - PREFERRED STOCK

          a.   Preferred Stock - Class A

               The Company has authorized 100,000 shares of non-voting Class A preferred stock, at a par value of $1.00 per share. These shares are convertible into common stock at a ratio of 500 shares of common stock for each share of Class A preferred stock. There were no shares issued and outstanding at December 31, 2002.

                       VIPER NETWORKS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements



NOTE 11 - PREFERRED STOCK (continued)

          b.   Preferred Stock - Class B

               The Company has authorized 10,000,000 shares of non-voting Class B preferred stock, at a par value of $1.00 per share. These shares accumulate dividends at a rate of 15% per annum and are convertible into common stock at a $1.00 per share or the market price for the 10 day average prior to the date of conversion, whichever is less, but in no event less than 75 cents per share. There were no shares issued and outstanding at December 31, 2002.

NOTE 12 - COMMON STOCK TRANSACTIONS

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

               During Fiscal 2002, the Company issued 203,400, 40,000, and 10,220,876 shares for cash, satisfaction of note with related party, and in payments of services, respectively.

NOTE 13 - STOCK OPTIONS

               During December 2002, the Company adopted the 2000 Plan which provides for the issuance of the Company's Common Stock to employees and directors of the Company and its affiliates, The Company has reserved 12,000,000 shares of Common Stock for which incentive stock options and non-statutory stock options to purchase shares of the Company's Common Stock, limited rights, and stock awards may be granted.

               Options and limited rights granted under the 2000 Plan shall be exercisable at such time or upon such events and subject to the terms, conditions, vesting, and restrictions as determined by the board of directors or the compensation committee (the "Plan

                       VIPER NETWORKS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements



NOTE 13 - STOCK OPTIONS (continued)

               Committee") of the Company provided however that no option shall be exercisable after the expiration of ten years from the date of grant. The exercise price of options granted under the 2000 Plan will be equal to the fair market value of the Company's Common Stock as determined by the Plan Committee on the date of grant. If, at the time of grant, an incentive stock option is granted to a 10% beneficial owner, as defined, the exercise price will not be less than 110% of the fair market value of the Company's Common Stock and the option shall not be exercisable after the expiration of five years.

               Stock awards granted under the 2000 Plan shall be subject to the terms, conditions, vesting, and restrictions as determined by the Plan Committee.

               At December 31, 2002, there were 11,000,000 shares of the Company's Common Stock available for future grant under the 2000 Plan.

               A summary of the Company's stock options as of December 31, 2002 and 2001 and changes during the periods is as follows:

                                                                  Year ended December 31,
                                                 -------------------------------------------------------
                                                              2002                        2001
                                                 -------------------------------------------------------
                                                                   Weighted                  Weighted
                                                                    average                    average
                                                                   exercise                   exercise
                                                       Options       price       Options        price
                                                 --------------  -----------  ------------   -----------
              Outstanding at the
                beginning of the period                 750,000  $     0.110       300,000   $     0.110
                  Granted                               500,000        0.037       450,000         0.110
                  Exercised                                   -            -             -             -
                  Cancelled                            (250,000)       0.110             -             -
                                                 --------------               ------------
              Outstanding at the end of
                the period                            1,000,000  $     0.074       750,000   $     0.110
                                                 ==============               ============
              Vested at the end of the
                period                                  140,000                     60,000
              Exercisable at the end of
                period                                1,000,000                    750,000
              Weighted average fair value
                per option of options
                granted during the period                        $    0.0336                 $    0.0053

                       VIPER NETWORKS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements


NOTE 13 - STOCK OPTIONS (continued)

               The following table summarizes information regarding employee stock options outstanding at December 31, 2002.

                                                         Options Outstanding                         Options Exercisable
                                               -------------------------------------------------------------------------------------
                                               Weighted average           Weighted                                     Weighted
                                                  remaining                average                                     average
                        Number                   contractual              exercise                  Number             exercise
Exercise prices      outstanding                life (years)                price                 exercisable            price
---------------     -------------           ---------------------        ------------          ------------------   ----------------
  $  0.037              500,000                     5.0                  $     0.037                          -     $         0.037
  $  0.110              500,000                     3.6                  $     0.110                    140,000     $         0.110
---------------     -------------                                                              ------------------
                      1,000,000                     4.3                  $     0.074                    140,000     $         0.110
                    =============                                                              ==================

               Stock-based compensation is recognized using the intrinsic value method. In connection with the grant of stock options to employees, the company recorded unearned stock-based compensation within stockholders' deficit of $4,700 during the year ended December 31, 2002 representing the difference between the estimated fair value of the common stock determined for financial reporting purposes and the exercise price of these options at the date of grant.

               At December 31, 2002, the unearned stock-based compensation of $4,700 will be amortized over the vesting period of 5 years. The amount of stock-based compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited.

               The Company estimated the fair value of each option grant at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the years ended December 31,2002 and 2001; no dividend yield, expected volatility of 0.1%, risk-free interest rates of 3.03% and 5.17%, and expected lives of five years, respectively.

               Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under those plans consistent with the method described in SFAS 123, the Company's net loss would have been as follows:

                                                                                                      From
                                                                                                  Inception on
                                                                                                  September 14,
                                                                Year Ended December 31,           2000 Through
                                                    ----------------------------------------      December 31,
                                                             2002                 2001                2002
                                                    --------------------   ------------------   ----------------
                      Net loss:
                          As reported                           (554,760)  $         (336,029)  $      (959,897)
                          Pro forma                             (556,103)  $         (336,899)  $      (962,110)

                      Basic loss per share:
                          As reported                              (0.08)  $            (0.08)  $         (0.19)
                          Pro forma                                (0.08)  $            (0.08)  $         (0.19)

                       VIPER NETWORKS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements


NOTE 14 -SUBSEQUENT EVENTS

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

               On March 3, 2003, the Company entered into a common stock for services agreement with Consolidated Wireless, Inc. providing for the acquisition of 1,500,000 shares of Consolidated Wireless in exchange for financial and business management services provided by the Company. On December 31, 2003 the Company and Consolidated Wireless agreed that the Company had fully satisfied it's obligation to provide services to Consolidate Wireless.

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

               On April 23, 2003, the Company commenced a security purchase agreement with Greenland Corp. providing for the purchase of an aggregate of 2,000,000 shares of Greenland common stock for $25,000, the issuance of 2,500,000 shares of the Company's Common Stock, and the issuance of Common Stock purchase warrants for the purchase 10,000,000 shares of the Company's Common Stock at a 50% discount to the market close upon exercise valid for a period of 120 days (the "Greenland Warrant"). The purchase of marketable securities was recorded as $83,125. During July 2004, the Company filed a lawsuit in San Diego Superior Court for rescission of the agreement. The Company considers the contract to have been obtained by fraud; Greenland made numerous false statements and material omissions regarding Greenland's financial condition. In accordance with the security purchase agreement the case was assigned to arbitration in November 2004. The Company feels confident that the matters will be resolved in the Company's favor, and the 2,500,000 shares of the Company's Common Stock will be returned to treasury.

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


NOTE 14 - SUBSEQUENT EVENTS (continued)

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

NOTE 14 -SUBSEQUENT EVENTS (continued)

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

               During November 2003, the Company closed a $112,500 private placement resulting in the issuance of an aggregate of 2,045,454 shares of the Company's Common Stock, with Common Stock purchase warrants for the purchase of an additional 12,272,724 shares of the Company's Common Stock (six shares for each share purchased) at a 50% discount to the twenty-one day market close upon exercise valid for a period of 36 months. During December 2003, a warrant to purchase 638,296 shares was exercised for a payment of $60,000.

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

               During February 2004, the Company closed a $247,500 private placement resulting in the issuance of an aggregate of 1,237,500 shares of the Company's Common Stock, with Common Stock purchase warrants for the purchase of an additional 3,712,500 shares of the Company's Common Stock at an exercise price of 40 cents. One third of the warrants expire annually on the anniversary of the private placement. In addition, the Company closed a $450,000 private placement resulting in the issuance of an aggregate of 1,800,000 shares of the Company's Common Stock.

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


NOTE 14 -SUBSEQUENT EVENTS (continued)

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


NOTE 14 -SUBSEQUENT EVENTS (continued)

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