Form 10KSB
period 2004-12-31
VIPER NETWORKS INC
filed 2005-04-18
CIK 1133192

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒       Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

☐       Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0032939

Viper Networks, Inc.
 (Exact Name of Registrant as specified in its Charter)

Utah	87-0140279
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10373 Roselle Street, Suite 170 San Diego, California	92121
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, including area code: (858) 452-8737

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $.001 par value

Securities registered pursuant to Section 12(g) of the Act: None

                Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐ No ☒

                Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

                State issuer's revenues for its most recent fiscal year: $4,612,753.

                The aggregate market value of the voting stock held by non-affiliates   (30,865,678 shares of Common Stock) was $21,021,382 as of December 31, 2004.  The stock price for computation purposes was $0.30. This value is not intended to be a representation as to the value or worth of the Registrant's shares of Common Stock.  The number of shares of non-affiliates of the Registrant has been calculated by subtracting shares held by persons affiliated with the Registrant from outstanding shares.  The number of shares outstanding of the Registrant's Common Stock as of December 31, 2004 was 121,222,899.

APPLICABLE ONLY TO CORPORATE ISSUERS

                State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date.  Number of Common Shares outstanding as of December 31, 2004 was 121,222,899.

Documents Incorporated by Reference:

                If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”).  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 31, 2004).

Available Information

                Information about our Company is available to the public on our website (www.vipernetworks.com).We file reports with the Securities and Exchange Commission, or SEC, which are available on our website. These reports include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports, each of which is provided on our website after we electronically file such materials with or furnish them to the SEC. You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1.800.SEC.0330. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

PART I

                THIS FORM 10-KSB CONTAINS "FORWARD-LOOKING STATEMENTS" THAT CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING WORDS SUCH AS "BELIEVES," "EXPECTS," "MAY," "WILL," "SHOULD," OR "ANTICIPATES," OR THE NEGATIVE OF THESE WORDS OR OTHER VARIATIONS OF THESE WORDS OR COMPARABLE WORDS, OR BY DISCUSSIONS OF PLANS OR STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES.  MANAGEMENT WISHES TO CAUTION THE READER THAT THESE FORWARD-LOOKING STATEMENTS, INCLUDING,  BUT NOT LIMITED TO, STATEMENTS REGARDING THE COMPANY’S MARKETING PLANS, GOALS, COMPETITIVE AND TECHNOLOGY TRENDS AND OTHER MATTERS THAT ARE NOT HISTORICAL FACTS ARE ONLY PREDICTIONS.  NO ASSURANCES CAN BE GIVEN THAT SUCH PREDICTIONS WILL PROVE CORRECT OR THAT THE ANTICIPATED FUTURE RESULTS WILL BE ACHIEVED.  ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY EITHER BECAUSE ONE OR MORE PREDICTIONS PROVE TO BE ERRONEOUS OR AS A RESULT OF OTHER RISKS FACING THE COMPANY. FORWARD-LOOKING STATEMENTS SHOULD BE READ IN LIGHT OF THE CAUTIONARY STATEMENTS AND IMPORTANT FACTORS DESCRIBED IN THIS FORM 10-KSB, INCLUDING, BUT NOT LIMITED TO "THE FACTORS THAT MAY AFFECT FUTURE RESULTS" SHOWN AS ITEM 1A AND IN MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. THE RISKS INCLUDE, BUT ARE NOT LIMITED TO, THE RISKS ASSOCIATED WITH AN EARLY-STAGE COMPANY THAT HAS ONLY A LIMITED HISTORY OF OPERATIONS, THE COMPARATIVELY LIMITED FINANCIAL RESOURCES OF THE COMPANY, THE INTENSE COMPETITION THE COMPANY FACES FROM OTHER ESTABLISHED COMPETITORS, TECHNOLOGICAL CHANGES THAT MAY LIMIT THE ABILITY OF THE COMPANY TO MARKET AND SELL ITS PRODUCTS AND SERVICES OR ADVERSELY IMPACT THE PRICING OF THESE PRODUCTS AND SERVICES, AND MANAGEMENT THAT HAS ONLY LIMITED EXPERIENCE IN DEVELOPING SYSTEMS AND MANAGEMENT PRACTICES.  ANY ONE OR MORE OF THESE OR OTHER RISKS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FUTURE RESULTS INDICATED, EXPRESSED, OR IMPLIED IN SUCH FORWARD-LOOKING STATEMENTS.  WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT TO REFLECT EVENTS, CIRCUMSTANCES, OR NEW INFORMATION AFTER THE DATE OF THIS FORM 10-KSB OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED OR OTHER SUBSEQUENT EVENTS.

ITEM 1.     DESCRIPTION OF BUSINESS

BACKGROUND

                The Company was incorporated under the laws of Utah on February 28, 1983 under the name Tinglefoot Mining, Inc. for the purpose of developing certain mining operations. The Company was unsuccessful in its attempts to acquire the Tinglefoot Mine, was unable to establish an alternative business operation and remained dormant until 1994, when a new management team took office and changed the purpose of the Company’s business to pursue investment opportunities in Mexico in 1995.

                On December 20, 1995, the Company changed its name to Mexico Investment Corporation and effected a reverse split of its common stock on a 1 for 40 basis.  On February 26, 1996, the Company changed its name to Baja Pacific International, Inc.

                On April 30, 1998, the Company’s shareholders approved the following: (1) the execution of an exclusive agreement with Tri-National Development Corp., a Wyoming corporation headquartered in San Diego, California ("Tri-National") to service all of their telecommunication needs at Tri-National’s Hills of Bajamar resort; (2) the acquisition of a 5% stake in Future Tel Communications, a Vancouver, British Columbia telecommunications company in exchange for 200,000 common shares; and (3) a change in the Company’s name to Taig Ventures, Inc. and the Company’s Articles of Incorporation were amended on October 7, 1998.  These actions were taken in furtherance of the Company’s intentions to work with Tri-National to provide a massive upgrade of its existing telecommunication facilities and the Company believed that a new management team would be better suited to execute this new business model as well as pursue other telecommunications projects.

                In November 2000, the Company entered into a Securities Purchase Agreement and Plan of Reorganization (the "California Reorganization") with Viper Networks, Inc., a California corporation ("Viper-CA").  Viper-CA was formed on September 14, 2000. Under the terms of the California Reorganization, the Company exchanged 36,000,000 shares of its Common Stock for all of the then-outstanding common shares of Viper-CA and Viper-CA became a wholly-owned subsidiary of the Company.  Viper-CA’s business was that of an application service provider.  The Company then changed its name to Viper Networks, Inc. and the Company effected a complete change of the Company and its Board of Directors and officers to position the Company to execute a new business strategy as described below.

                In August 2003, the Company acquired Coliance Communications (“Coliance”) in exchange for the Company’s issuance of an aggregate of 17,000,000 shares of the Company’s Common Stock and 450,000 shares of the Company’s Preferred Stock. All of the Preferred Stock was later converted into notes payable. As a result of this acquisition, Ronald G. Weaver and Stephen D. Young from Coliance became Directors of the Company.

                On October 15, 2003, the Company entered into a Securities Merger Agreement (the “Mid-Atlantic Agreement”) with Farid Shouekani in connection with the purchase of all the common stock (the “Mid-Atlantic Shares”) of Mid-Atlantic International, Inc., a Michigan corporation (“Mid-Atlantic”) from Farid Shouekani.  Under the terms of the Mid-Atlantic Agreement, the Company acquired all of Mr. Shouekani’s Mid-Atlantic Shares in exchange for: (1) $50,000 cash within 21 days of Closing; and (2) an aggregate of 7,235,000 shares of the Company’s Common Stock with 4,235,000 of these shares (the “Special Shares”) subject to certain redemption rights (the “Redemption Rights”), at the option of Mr. Shouekani at a redemption price of $0.17 per Special Share as provided by the Mid-Atlantic Agreement. All of the Redemption Rights expire on January 15, 2003 and are secured by Mid-Atlantic’s assets.  As of December 31, 2004, Mr. Shouekani exercised his Redemption Rights over 1,802,000 Special Shares. The remaining 2,433,000 Special Shares were canceled and returned to treasury.

                On January 30, 2004, the Company entered into a Securities Merger Agreement (the “Adoria Agreement”) with James Balestraci, the sole holder of the membership interests of Adoria Communications, LLC, a Delaware limited liability company (“Adoria”).  Under the terms of the Adoria Agreement, the Company acquired all of Mr. Balestraci’s membership interests in Adoria in exchange for: (1) cash payments totaling $500,000 and (2) the Company’s issuance of 2,500,000 shares of the Company’s Common Stock with 500,000 of these shares (the “Performance Shares”) of the Company’s Common Stock subject to the condition that Adoria’s financial results in 2004 must equal or exceed its financial results in 2003.  In the event that Adoria’s financial results in 2004 do not equal or exceed its 2003 results, the Performance Shares are to be cancelled and returned as treasury stock.

                During May 2004, the Company acquired an aggregate 50% of the membership interests of Brasil Communications, LLC (“Brasil LC”) in two concurrent transactions with Software Innovations, Inc. (“SII”) and Brasil LLC.  Brasil LLC owns and operates a VoIP network with licenses and operations in Brazil and El Salvador.  As consideration for the purchase, the Company issued 2,000,000 shares of the Company’s common Stock to SII and $350,000 payable in cash to Brasil LLC.  Management intends to expand the Company’s global VoIP network and hardware sales into Latin America through this investment.

                With these changes, the Company re-focused its attention on providing Internet telephony services, the development of an infrastructure for providing services to its Web-based customers (the "Graphic User Interface") and, eventually, the construction of Voice-over-Internet Protocol ("VoIP") network for business, institutions, and Internet Service Providers ("ISPs").  The Company’s management team and Board of Directors determined that the goals for use of the Mexico property purchased from Tri-National and construction of telecommunications facilities to the Hills of Bajamar are not within the Company’s current capabilities.  (As used herein and unless otherwise stated, the term "Company,” "we, “and "our, " refers to the Company, Mid-Atlantic, Adoria, and Viper-CA, all subsidiaries.)

Business of the Company

                We are a leading provider of Voice over Internet Protocol, or VoIP, communications products and services. Since we began VoIP operations in 2000, we have evolved from a pioneer in selling VIPER CONNECT, a “push to talk” technology developed by ITXC, to a next generation provider of high-quality telecommunication services and technology for internet protocol, or IP telephony applications. We utilize our VoIP technology to transmit digital voice communications over data networks and the Internet.

                 We branded and shipped our first VoIP product, our flagship, vPhone, in June of 2003, and acquired our first global VoIP network with gateways and a billing server in Detroit, Michigan in October of 2003, through our acquisition of Mid-Atlantic International, Inc. Our gateways are located as follows: four in Brazil, one in El Salvador, one in Egypt, one in Ghana, one in India, one in Israel, one in Lebanon, one in Saudi Arabia, one in Sri Lanka, one in Syria, one in the United Kingdom, six in Western Europe, two in Eastern Europe.

                In fiscal 2004 substantially all of the Company's revenues were generated from the sale and provisioning of VoIP products, services and technology with approximately 90% of our sales revenues derived from the sale of services and 10% from the sale of products as described in the section entitled, “Products and Services” below.  We do not own or hold any proprietary or intellectual property rights to the technology used in the vPhone product.

                Our corporate structure is primarily organized around three wholly owned operating subsidiaries:

                Mid-Atlantic International, Inc., which we acquired on October 15, 2003, and Adoria Communications, LLC, which we acquired on January 30, 2004, sell wholesale minutes on our VoIP network to other telecommunications providers through our internal sales force. We have de-emphasized our traditional carrier services, and to that end, we have attempted to limit our activity to selected carriers, particularly those with which we have bilateral carrier agreements.

                Viper Networks, Inc., which we acquired in November 2000, offers an alternative to traditional telephone companies through its flagship product, the “vPhone”. The vPhone allows voice telephone calls to be placed to any phone number in the world at a substantial savings.  As of December 31, 2004, we had approximately 12,000 active accounts using our vPhone.

Industry Background

                Voice over Internet Protocol (VoIP) technology converts voice (telephone calls) into data packets, transmits the packets over data networks, and reconverts them back into voice at its final destination. Data networks, such as the Internet have always utilized data packet technology to transmit information between two communicating devices (such as sending an email between two computers). The most common protocol used for communicating on these packet switched networks is internet protocol, or IP. VoIP allows for the transmission of voice along with other data over these same packet switched networks, and provides an alternative to traditional telephone networks.

                VoIP is an alternative technology that can replace services provided by the traditional telephone network. Unlike traditional telephone networks, VoIP does not use dedicated circuits for each telephone call; instead, the same VoIP network can be shared by multiple users for voice, data and video simultaneously. This type of data network is more efficient than a dedicated circuit network because the data network is not restricted by the one-call, one-line limitation of a traditional telephone network. This improved efficiency creates cost savings that can be passed on to the consumer in the form of lower rates or retained by the VoIP provider.

                As a result of the potential cost savings and added features of VoIP many view VoIP as the future of telecommunications. VoIP has experienced significant growth in recent years. The traditional telephone networks maintained by many local and long distance telephone companies were designed solely to carry low-fidelity audio signals with a high level of reliability. Although these traditional telephone networks are very reliable for voice communications, these networks are not well suited to service the explosive growth of digital communication applications.

                Until recently, traditional telephone companies have avoided the use of packet switched networks for transmitting voice calls due to the potential for poor sound quality attributable to latency issues (delays) and lost packets which can prevent real-time transmission. Recent improvements in packet switch technology, compression and broadband access technologies, as well as improved hardware and provisioning techniques, have significantly improved the quality and usability of packet-switched voice calls.

                The exponential growth of the Internet in recent years has proven the scalability (or ease of expansion) of these underlying packet switched networks. As broadband connectivity, including cable modem and digital subscriber line, or DSL, has become more available and less expensive, it is now possible for service providers like us to offer voice and video services that run over these IP networks to businesses and consumers. Providing such services has the potential to both substantially lower the cost of telephone service and equipment costs to these customers and to increase the breadth of features available to the end-user.  We anticipate that if present technology and cost factor trends continue, these cost savings will continue and become more apparent to telecommunications users worldwide.

Our Strategy

                Our strategy is to become a profitable, leading provider of VoIP telephony products and services worldwide. Our current network consists of gateways in major population centers from which we currently serve 40 markets on a consistent basis.  Our goal, if we are able to expand our VoIP network and successfully implement our Strategy (discussed below), is to serve 108 major population markets worldwide.  We also seek to expand our relationships with other providers who can “partner” with us and, if our financial resources allow, to acquire other companies that possess complimentary resources that fit within our overall strategy.

                If we are successful in obtaining sufficient additional financial and managerial resources, we intend to implement our Strategy to bring the best possible voice products and services, at an affordable price, to consumers and businesses and enhance the ways in which these customers communicate.  The following are key elements of our strategy:

Capitalize on the Growth of VoIP Products and Services.

                We believe that if we can implement our Strategy, we will be well positioned to take advantage of the expected growth of the VoIP products and services markets. Technology research firm JupiterResearch predicts that VoIP telephony services will grow to about 400,000 U.S. households by the end of 2004, and to 12.1 million U.S. households by 2009.

Capitalize on our technological expertise to introduce new products and features.

                Over the past three years, we have developed or acquired several core technologies that form the backbone of our VoIP service and which we intend to use to develop product enhancements and future products.

Offer the best possible service and support to our customers with a world class customer support organization.

                If we can implement our Strategy, we seek to make significant upgrades to our existing system infrastructure to enhance the support we can provide to new and existing subscribers, as well as our distribution partners. In an emerging industry with world-changing technologies, we are focused on our customers and their experience with Viper Networks, Inc.

Offer the best possible service and support to our customers with a world class customer support organization.

                We have established relationships with several resellers and distributors of telecommunications products. To further accelerate growth of our vPhone and future consumer and enterprise offerings, we intend to build upon our existing relationships and establish new relationships with distributors, value added resellers and system integrators, other service providers and retailers with strong local sales and marketing channels to make our products more readily available and accessible to potential customers of our service.

Focus Viper Networks on Opportunities in Emerging Markets and New Service Offerings.

                Viper Networks’ Mid-Atlantic International, Inc. and Adoria Communications LLC targets international markets undergoing telecommunications deregulation, which we believe will provide high margin opportunities. As our financial resources allow, we seek to continue to enhance and expand our global VoIP network into new markets by internal growth, acquisition and strategic alliances. Our plan is to develop, expand and integrate new services into our existing managed platform.

                Our ability to implement our Strategy, as described above, is subject to our ability to raise sufficient additional capital, attract and retain additional managerial talents, and meet the many competitive and technological challenges that face us as a small company. Further, while we believe that our technical expertise in integrating VoIP functions and technologies provides us with certain advantages over traditional telecommunications companies, the barriers to entry into the VoIP industry are not high and many of the risks that we face are beyond our control. (See “Factors That May Affect Future Results,” in Item 1a below.)

Our Solution

                We are currently a provider of high quality cost effective Voice over the Internet solutions for consumer and business users. Our secure, reliable method of communication is growing in demand in the global economy where distance is not an obstacle but communications cost are.  Low rates, reliable, high quality connection are the three factors fuel the efficiency of the global enterprise and the success of our day-to-day business.

                We believe our products and services help improve the cost, quality, availability, and reliability, of communications. Our “vPhone” delivers to our customer’s rich robust communications and applications through our planned global VoIP network, which automatically locates remote servers at the closest point to the end user thereby eliminating the high cost of long distance connectivity. Our current network consists of gateways in major population centers.  Using VoIP we can terminate (or send) our customers' calls using the most efficient route available.

Products and Services

vPhone

                The vPhone is a USB powered telephone device that allows calls to be placed to any phone number in the world over our global VoIP network. The vPhone:

•	Works with Dial-Up or Broadband Internet connections.
•	Allows our customers to pay only for the minutes used without monthly fees, contracts or hidden charges.
•	Connects and installs in minutes with the included vPhone Software and USB cable.
•	Allows customers to purchase additional minutes from your convenient online.

IP Phone Adaptor (IPA)

                The IP Phone Adaptor is a USB powered device that allows a user to connect any standard telephone to a personal computer in order to place calls over our global VoIP network.  The IP Phone Adaptor:

•	Works in conjunction with our vPhone Dialer software on either a Broadband or Dial-up Internet connection.
•	Typically used with cordless phones to allow the user to make calls from anywhere inside a home or office.

Broadband Phone Adaptor (BPA)

                The Broadband Phone Adaptor is a network device that allows a user to connect up to 2 standard telephones (or 1 phone and 1 fax machine):

•	The device requires a Broadband Internet connection.
•	Does not require our vPhone Dialer software.
•	Not required to be connected to a computer to operate.
•	The 2 line capability makes it an ideal device for SOHO office applications.

WI-Fi Vphone

                The Viper Networks Wi-Fi vPhone is an intelligent IP communications device that:

•	Operates on 802.1lb wireless networks.
•	Allows users to make calls over our global VoIP network.
•	Device does not require our vPhone Dialer software.
•	Does not need to be connected to a personal computer to operate.
•	Can be used in most any 802.11 Wi-Fi “Hot Spot” location.

IP PBX

                The Viper Networks IP PBX provides:

•	Multi functional telephone features and calling services to Business users.
•	Provides this service via the Internet to users who can utilize either Viper provided telephones or can obtain them from third party vendors.

Wholesale Operations

                Mid-Atlantic International, Inc. and Adoria Communications, LLC sells wholesale minutes on our VoIP network to other telecommunications providers through our internal sales force. We have de-emphasized our traditional carrier services, and to that end, we have attempted to limit our activity to selected carriers, particularly those with which we have bilateral carrier agreements.

Sales, Marketing and Promotional Activities

                We currently sell and market our vPhone to end users through our direct sales force, web site and third party resellers.  Viper Networks products and services are offered to these third parties through reseller agreements.  These agreements typically provide a 20% to 40% in discounted pricing (from approximate retail pricing levels) for both product purchases and minutes with a one year term and an option to renew the term for an additional one year period.  All agreements require the customer to pre-pay for all products and services. To date, we have not incurred significant advertising and promotional expenses as we have not had the working capital to fund significant mass media advertising expenditures.

                We offer individuals and businesses the opportunity to become resellers of our products and services through our distributor and reseller programs. Resellers are able to purchase bulk accounts and hardware at reseller specific rates and prices that they are then able to resell these accounts to private individuals under the Viper Networks brand.  In certain circumstances, resellers are able to purchase bulk accounts and hardware at reseller specific rates and prices that they are then able to resell these accounts to private individuals under a private brand.  We have not found that the resellers have had any impact on our marketing and selling effort since they allow us to resell unsold minutes.

Competition

                We face several competitors who each possess significantly greater financial and managerial resources. These competitors include, iConnectHere, Net2Phone, Vonage and Packet8 as well as incumbent telephone carriers, and other providers of traditional telephone service.

                The market for telecommunications services is intensely competitive.  In addition to the competitors listed above, many companies offer products and services like ours and many have a well established presence in major metropolitan centers.  They also have substantially greater financial, distribution, and marketing resources than we do.  We may not be able to compete successfully with these companies and others that may enter the market. If we do not succeed in this competitive marketplace, we will lose customers and our revenue will be substantially reduced and our business, financial condition, and results of operations may be materially and adversely affected.

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

                While we may experience indirect competition from companies such as Vocaltec, Cisco Systems, Inc. and Net2Phone, which manufacture or market products similar to ours and may offer services similar to us, currently these companies typically only provide their services to companies like ours to sell and market them.  As a result, these companies are also potential competitors.

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

Operations

                Key elements of our system include: provisioning, customer access, network security, call routing, call monitoring, call reliability and detailed call records. Our platform monitors our process of digitizing and compressing voice into packets and transmitting these packets over data networks around the world and if additional bandwidth is required, we will expand bandwidth to meet demand.

                We maintain a system which is a software-based product that manages call admission, call control and routes calls to an appropriate endpoint. Unless the recipient is using an Internet telephony device, the packets are sent to a gateway belonging Viper Networks or to one of our partner telecommunications carriers where the packets are reassembled and the call is transferred to the PSTN (Public Switched Telephone Network) and directed to a regular telephone anywhere in the world. Our billing and back office systems manage and enroll customers and bill calls as they originate and terminate on the service.  If sufficient additional financial resources are available, we may look to acquire additional gateways in Beijing, Hong Kong, Osaka, Philippines, Seoul, Singapore, and Thailand as market conditions and suitable opportunities arise.

Research and Development

                The VoIP market is characterized by rapid technological changes and advances. Accordingly, if sufficient financial resources become available, we plan to make substantial investments in the design and development of new products and services and enhancements and features to existing products and services as well as investments in our global VoIP network. Our current and future research and development efforts relate to our vPhone and the acquisition and development of new endpoints for subscribers of our service. The development of new products and the expansion of our global VoIP network are essential to our success.

                To date, we have not incurred significant research and development expenses as we have not had the working capital to fund significant development expenditures.

Suppliers

                We outsource the manufacturing of our vPhone to third-party manufacturers. While we believe that relations with our suppliers are good, there can be no assurance that our suppliers will be able or willing to supply products and services to us in the future or if they are supplied, that they will offer these products and services at prices that allow us to resell them at a profit. While we believe that we could replace our suppliers if necessary, our ability to provide service to our subscribers would be materially and adversely impacted for a protracted period, and this could have an adverse effect on our business, financial condition and results of operations.

Industry Overview

                Historically, the communications services industry has transmitted voice and data over separate networks using different technologies.  Traditional carriers have typically built telephone networks based on circuit switching technology, which establishes and maintains a dedicated path for each telephone call until the call is terminated

(sent). With a circuit-switched system a telephone call is placed, a circuit is established, and the circuit remains dedicated for transmission of the call and is unavailable to transmit any other call. This restricted use of transmission capacity has become inefficient in light of the increased demand for voice services and the proliferation of data networks, with their enhanced functionality and efficiency.

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

     Voice on Data Networks

                Voice on the Internet or voice-over-Internet Protocol (VoIP) consists of both traditional and enhanced voice and fax services between ordinary phones and the addition of interactive voice capability to computers, web sites and e-mail.  Voice on the Internet serves both the extensive market of existing phone users and the expanding market of computer users.  We believe data networks provide lower cost than the traditional telephone network and are better suited to deliver future enhanced services to both phone users and computer users.  Moreover, the Internet is the most cost-effective data network for transmitting any type of data worldwide, including voice.

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

                As a result of the European Commission’s conclusion, providers of Internet telephony should be subjected to no more than a general authorization or declaration requirement by European Union member countries.  However, Viper cannot provide assurances that more stringent regulatory requirements will not be imposed by individual member countries of the European Union, since Commission communications, unlike directives, are not binding on the member states.  The member countries therefore are not obligated to reach the same conclusions as the Commission on this subject so long as they adhere to the definition of voice telephony in the Services Directive.  Moreover, in its January 1998 IP Telephony Communication, the European Commission state that providers of Internet telephony whose services satisfy all elements of the voice telephony definition and whose users can dial out to any telephone number can be considered providers of voice telephony and may be regulated as such by the member states of the European Union.

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

                As of December 31, 2004, we had 10 full time employees and numerous other part time employees and independent contactors.

ITEM 1A.     FACTORS THAT MAY AFFECT FUTURE RESULTS

                The Company’s business organization, the Company’s reliance upon certain technology and third parties, competitive trends in the marketplace, and other factors all involve elements of substantial risk. In many instances, these risks arise from factors over which the Company will have little or no control.  Some adverse events may be more likely than others and the consequence of some adverse events may be greater than others.  No attempt has been made to rank risks in the order of their likelihood or potential harm.  In addition to those general risks enumerated elsewhere, any purchaser of the Company's Common Stock should also consider the following factors.

1. Continued Operating Losses & Early-Stage Company.

The Company has incurred $7,885,328 in losses during the twelve months ending December 31, 2004 and cumulative losses of $11,046,080 since the Company’s inception through December 31, 2004. The Company is an early-stage company and may well incur significant additional losses in the future as well and there can be no assurance that the Company will be successful or that it will be profitable in the future.

2. Current Financial Structure, Limited Equity, Limited Working Capital & Need for Additional Financing.

While the Company’s management believes that its financial policies have been prudent, the Company has relied, in large part, upon the use of common stock financing to provide a substantial portion of the Company’s financial needs. The Company anticipates that it will need to raise significant additional capital to implement is business plan. While the Company believes that it will be successful, the Company has had only limited discussions with potential investors and there can be no guarantee that the Company will receive additional capital from any investors or, if it does receive sufficient additional capital, that it can obtain additional capital on terms that are reasonable in light of the Company’s current circumstances. Further, the Company has not received any commitments or assurances from any underwriter, investment banker, venture capital fund, or other individual or institutional investor.

3. Auditor's Opinion: Going Concern.

The Company’s independent auditors, Armando C. Ibarra, CPA, P.C., have expressed substantial doubt about the Company's ability to continue as a going concern since the Company is an early-stage company and there exists only a limited history of operations.

4. Subordinate to Existing and Future Debt & Authorized But Unissued Preferred Stock.
All of the Common Stock is subordinate to the claims of the Company's existing and future creditors and the holders of the Company's existing preferred stock and any that may be issued in the future.

5. Dependence & Reliance Upon Others.

Some of our products and services may rely upon hardware, software, and communications systems provided by others. For this reason we may become dependent upon third parties which may materially and adversely affect our ability to offer distinct products and services which may result in adverse pricing pressures on our products with resulting adverse impact on our profits, if any.

6. Recent Acquisitions & Limited History of Operations.

During the fiscal year ending December 31, 2004, we generated $4,612,783 in net sales revenues, primarily through our acquisition of Coliance and Mid-Atlantic in 2003 and our acquisition of Adoria in 2004. We will need to further increase our revenues and successfully develop and implement our business strategy in an ever-changing and challenging marketplace if we are to succeed. In the event that we are not able to successfully develop and implement our business strategy, we may be subject to continuing significant risks and resulting financial volatility.

-14-

Our limited history and the continuing technological and competitive challenges that we face are beyond our ability to control.  For these and other reasons we may incur continuing and protracted losses with the result that an investor  may lose all or substantially all of their investment.

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

8. Absence of Barriers to Entry & Lack of Patent Protection.

Our planned products and services are not unique and others could easily copy our strategy and provide the same or similar services since there are no significant barriers to entering the business of providing Internet telephone services or VoIP networks and no significant barriers to entry are expected in the future.  In addition, we do not hold and do not expect to hold any patent protection on any of our planned products or services.  For these reasons we may face continuing financial losses.

9. Limited Customer Base.

While we seek to implement our plans, we have a limited customer base and there can be no assurance that we will grow and develop a sufficient customer base that generates sufficient sustainable revenues that provide stable profit margins.  The absence of growth at pricing levels that can provide for sustainable revenues and profit margins may greatly inhibit our ability to attract additional capital and otherwise lead to volatile results from operations with consequent adverse and material impact on our financial condition.

10. Limited Control Over Third Parties & Planned Products/Services.

We intend to offer VoIP and Video-over-IP network design and planning services and in so doing, we anticipate that we will be acting as “general contractor” in bringing together various third party vendors to complete a VoIP solution based on a customer’s specific needs and preferences.  As a result, since we may not be able to control the products and services that these third parties provide, we may not be able to control the quality of our products and services.  This may adversely impact our ability to implement our business plan and otherwise allow us to differentiate our product effectively in the marketplace.

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

14. Control.

Our officers and directors directly and indirectly hold an aggregate of 40,701,626 shares of the Company’s common stock (before including any shares issuable upon exercise of any options).  This represents approximately 33.5% of the Company’s total outstanding shares as of December 31, 2004 and thereby allows the Company’s officers and directors to retain significant influence over the Company.

15. Prior Filing of Form 10-SB.

In June of 2001 we prepared and filed a registration statement on Form 10-SB with the U.S. Securities and Exchange Commission (the "SEC").  Subsequently, our then legal counsel delivered a letter (dated November 15, 2001) to the SEC which, by its terms, stated that the SEC had agreed to allow us to withdraw the registration statement. At the time the Company’s management believed, in reliance upon assurances from the Company’s then legal counsel, that the Company had been allowed to withdraw the registration statement, notwithstanding that the Securities Exchange Act of 1934 (the "Exchange Act") provides that any withdrawal of a Form 10-SB registration statement (at any time after 60 days from the date at which it is originally filed) requires that the registrant: (a) file Form 15 with the SEC; (b) meet certain requirements that allow the registrant to file Form 15 to terminate the registration of the securities that were previously registered on Form 10-SB; and (c) file such other periodic reports as required to ensure compliance with Section 13(a) of the Exchange Act up to the date at which the Form 15 is filed. Subsequently, in September 2004, the Company received a letter from the SEC (the "SEC Letter") informing the Company that the Company had not satisfied its obligations to file periodic reports required under Section 13(a) of the Exchange Act. While we believed that we had reasonably relied upon the assurances from our legal counsel (that we had effectively withdrawn the Form 10-SB registration statement), we are determined to complete all past and current periodic filings and to comply with the SEC Letter as expeditiously as possible. However, we have not received any assurances from the SEC that we will not be subject to any adverse enforcement action by the SEC. While we did not seek to avoid our obligations under the Exchange Act in any way, our prior actions in mistakenly believing that we had no obligation to file periodic reports required by the Exchange Act exposes us to risk of liability for significant civil fines and the SEC could, among other enforcement actions, suspend trading in our Common Stock. Further, we offered and sold securities in reliance upon exemptions that were predicated on our mistaken belief that the registration statement had been withdrawn. For these and other reasons we may be exposed to liability. We intend to continue a dialogue with the staff of the SEC and, as information is collected and documents are prepared, to complete all filings needed to demonstrate that we are fulfilling our obligations under the Exchange Act with due care and in full observance of our obligations as a "reporting company" thereunder.

16. Dependence Upon Key Personnel and New Employees.

We believe that our success will depend, to a significant extent, on the efforts and abilities of Ronald G. Weaver, Jason A. Sunstein, John L. Castiglione, Farid Shouekani, and James Balestraci. The loss of the services of any of them could have a material and continuing adverse effect on the Company.  Our success also depends upon our ability to attract and retain qualified employees.  Hiring to meet our anticipated operations will require that we assimilate significant numbers of new employees during a relatively short period of time.

17. Absence of Key Man Insurance.

We currently do not maintain any key man life insurance on the life of any of our officers or directors and there are no present plans to obtain any such insurance. In the event that any one or more of them are unable to perform their duties, the Company's business may be adversely impacted and our results of operations and financial condition would be materially and adversely impacted for a protracted period.

18. Lack of Independent Evaluation of Business Plan & Proposed Strategy.

We have not obtained any independent or professional evaluation of our business plan and our business strategy and we have no present plans to obtain any such evaluation. There can be no assurance that we will successfully increase revenues, or if revenues we do, that we can do so at levels that will allow us to achieve or maintain profitability.  If we are unsuccessful, our results of operations and financial condition would be materially and adversely impacted and investors would likely lose all or a significant portion of their investment.

19. No Planned Dividends.
We do not anticipate that we will pay any dividends on our Common Stock. Any profits that we may generate, if any, will be reinvested.

20. Potential Dilution.

Funding of our planned business is likely to result in substantial and on-going dilution of our existing stockholders. While there can be no guarantee that we will be successful in raising additional capital, if we are successful in obtaining any additional capital, existing stockholders may incur substantial dilution.

21. Matter of Public Market and Rule 144 Stock Sales.

As of December 31, 2004, there were 86,351,874 shares of the Company’s Common Stock that were “restricted securities” and which may be sold pursuant to Rule 144.  Since September 16, 2002, we have had a limited public trading market for our Common Stock in the “Pink Sheets” market. Since that date trading volumes have been volatile with sporadic liquidity levels.  Further, our Common Stock is (as of the date of the filing of this Report) a “Penny Stock” and for this reason we face continuing difficulties in our efforts to gain a liquid trading market and there can be no assurance that any liquid trading market will ever develop or, if it does develop, that it can be maintained. In the event that we are able to complete the filing of all periodic reports (the “Periodic Reports”) required by Section 13(a) of the Securities Exchange Act of 1934 (the "Exchange Act"), we may be able to avoid any significant adverse enforcement action by the SEC arising out of our lack of compliance with the Exchange Act. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell in brokerage transactions, an amount not exceeding in any three month period 1% of our outstanding Common Stock. Further, unless the Company can complete all of the required Periodic Reports and remain current in the filing of all future Periodic Reports, persons holding restricted stock will not be able to avail themselves of the safe harbor provisions of Rule 144. Persons who are not affiliated with the Company and who have held their restricted securities for at least two years are not subject to the volume limitation. In any trading market for our Common Stock, possible or actual sales of our Common Stock by present shareholders under Rule 144 may have a depressive effect on the price of our Common Stock even if a liquid trading market develops.

22. General Risks of Low Priced Stocks.

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

ITEM 2.     DESCRIPTION OF PROPERTY

Principal Office

                Our headquarters is located at 2070 Business Center Drive, Suite 210, Irvine, California 92612 at which we have 1477 square feet of space under a month to month lease at a cost of $2437 per month.

                We also maintain an administrative office at 10373 Roselle Street, Suite 170, San Diego, California 92121 at which we have 4415 square feet of space under a 2 year lease at a cost of $4239 per month.

                Our subsidiary, Mid-Atlantic International, Inc. is located at 49 S. Plaza Blvd, Suite B31, Rochester Hills, Michigan 48307, maintains offices and support facilities totaling approximately 1000 square feet of space under a 12 month lease at a cost of $1000 per month.

                Our subsidiary, Adoria Communications, LLC with offices at 140 Wood Road Suite 200, Braintree, Massachusetts 02184, maintains offices and support facilities totaling less than 1000 square feet of space under a month to month lease at a cost of under $1000 per month.

Hills of Bajamar Industrial Space

                 During September 1998, we entered into an agreement with a related party to purchase 50 acres of real property known as the Hills of Bajamar, located in Ensenada, Mexico.  The property is valued at a predecessor cost  of $125,000.   We intended to sell lots for residential development and build a communications facility for residents in the surrounding area.   As consideration for the land, the Company issued 3,000,000 shares of our Series B Preferred Stock. On June 30, 2001, all of the Series B Preferred Stock was converted into 400,000 shares of our Common Stock.  As of December 31, 2004, the Company had not received clear title to the land.

ITEM 3.     LEGAL PROCEEDINGS

Viper Networks, Inc. vs Greenland Corp.

                On June 11, 2004 the Company filed an action in Superior Court seeking among other things, recission of an April 25, 2003 agreement with Greenland Corp.  The Company considers the contract it entered into with Greenland (wherein Greenland was to receive 2,500,000 common shares of the Company) to have been obtained by fraud.  Greenland made numerous false statements and material omissions regarding Greenland Corp.’s financial condition, and failed to disclose investigations and litigation pending or threatened which would impair the value of Greenland.  Indeed, subsequent to entering into this transaction, the Company discovered that Greenland had undisclosed tax liabilities nearing $2,000,000.  The Internal Revenue Service had imposed tax liens against the property owned by Greenland.  The Company also recently learned that at the time of the contract, Greenland Corp.’s majority shareholder and controlling Board of Directors transferred (“up-streamed”) roughly $1,300,000 from Greenland Corp.

                It is unfortunate that this transaction resulted in litigation, but it is imperative that the Board of Directors of Viper Networks fulfill its fiduciary responsibility and protect its’ shareholders best interests.  As such, we intend to take any and all action necessary to protect the rights of our shareholders.   In order to minimize legal fees, as of the date of this filing, this case is in Arbitration.  Unfortunately, Greenland has been seeking other forums to force the sale of the Viper stock outside of arbitration (which, to date, the Company has thwarted).  The Company feels confident that all matters will be resolved in the Company’s favor, and the 2,500,000 common shares will be returned to treasury.

                The Company's officers and directors are aware of no other threatened or pending litigation, which would have a material, adverse effect on us. From time to time we are a defendant (actual or threatened) in certain lawsuits encountered in the ordinary course of its business, the resolution of which, in our opinion, should not have a material adverse effect on our financial position, results of operations, or cash flows.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                None.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                As of December 31, 2004, the Company's Common Stock traded in the non-Over the Counter "Pink Sheets" listed in the National Daily Quotations Service under the symbol, VPER.  Trading in the stock commenced on September 16, 2002 and only a limited and volatile trading market exists with only sporadic and limited interest by market makers.

                Stockholders who may seek to sell any Shares of the Common Stock will not likely find any significant liquidity and therefore may not be able to sell any significant volume of the Company’s Common Stock.  As of December 31, 2004, the Company had 359 stockholders and several market makers.

                The following table reflects the high and low prices of the Company's Common Stock for the two years ended December 31, 2004.

Year	Period	High	Low

2004	First Quarter	$1.55	$0.35
	Second Quarter	$0.72	$0.36
	Third Quarter	$0.46	$0.23
	Fourth Quarter	$0.47	$0.27
2003	First Quarter	$0.04	$0.01
	Second Quarter	$0.05	$0.01
	Third Quarter	$0.18	$0.02
	Fourth Quarter	$0.49	$0.08

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

                In May 2002, the Company offered and sold an aggregate of 1,323,962 shares of the Company’s Common Stock to seven investors at $0.10 per share. Of these shares, 25,000 shares were sold for cash with proceeds of $2,500.  The remaining shares, totaling 1,298,962 shares were issued to five persons as follows (each at a value of $0.10 per share): (a) 222,500 shares were issued to two individuals in payment for services; (b) 210,000 shares to James Wray, an officer and director of the Company in payment for services; (c) 430,000 shares to Jason A. Sunstein, an officer and director of the Company in payment for services; and (d) 436,462 shares to John L. Castiglione, an officer and director of the Company in payment for services and in payment of monies owed for funds previously advanced to the Company. All of the persons who purchased the shares were Accredited Investors.

All of the shares were offered and sold by the Company’s management without the use of an underwriter or NASD registered broker-dealer and no commissions were incurred by the Company in connection with the transaction. All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933.  Each of the investors were sophisticated and experienced in financial, business, and investment matters and otherwise able to evaluate the merits and risks associated with the purchase of the Company’s securities.

                In September 2002, the Company offered and sold an aggregate of 1,387,500 shares of the Company’s Common Stock to nine investors.  Of these shares, 120,000 shares were sold to two persons in consideration of the Company’s receipt of $14,000.  The remaining shares, totaling 1,267,500 shares, were issued in exchange for the Company’s receipt of services.  All of the shares were offered and sold by the Company’s management without the use of an underwriter or NASD registered broker-dealer and no commissions were incurred by the Company in connection with the transaction. All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933.  Each of the investors were sophisticated and experienced in financial, business, and investment matters and otherwise able to evaluate the merits and risks associated with the purchase of the Company’s securities.

                In October 2002, the Company offered and sold an aggregate of 668,376 shares of the Company’s Common Stock to five persons in exchange for services received by the company with all of the shares valued at $0.225 per share. All of the persons who purchased the shares were Accredited Investors. All of the shares were offered and sold by the Company’s management without the use of an underwriter or NASD registered broker-dealer and no commissions were incurred by the Company in connection with the transaction. All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933.  Each of the investors were sophisticated and experienced in financial, business, and investment matters and otherwise able to evaluate the merits and risks associated with the purchase of the Company’s securities.

                In November 2002, the Company offered and sold 25,000 shares of the Company’s Common Stock to one person in consideration of the Company’s receipt of services.  The shares were valued at $0.167 per share. The purchaser of the shares was an Accredited Investor and the shares were offered and sold by the Company’s management without the use of an underwriter or NASD registered broker-dealer and no commissions were incurred by the Company in connection with the transaction. All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933.  The purchaser was sophisticated and experienced in financial, business, and investment matters and otherwise able to evaluate the merits and risks associated with the purchase of the Company’s securities.

                In February 2003, the Company issued 950,000 shares of the Company’s Common Stock to one person in consideration of the Company’s receipt of services.  The shares were valued at $0.03 per share. The purchaser of the shares was an Accredited Investor and the shares were offered and sold by the Company’s management without the use of an underwriter or NASD registered broker-dealer and no commissions were incurred by the Company in connection with the transaction. All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933. The purchaser was sophisticated and experienced in financial, business, and investment matters and otherwise able to evaluate the merits and risks associated with the purchase of the Company’s securities.

                In early May 2003, the Company issued 1,100,000 shares of the Company’s Common Stock to one person in consideration of the Company’s receipt of services.  The shares were valued at $0.03 per share. The purchaser of the shares was an Accredited Investor and the shares were offered and sold by the Company’s management without the use of an underwriter or NASD registered broker-dealer and no commissions were incurred by the Company in connection with the transaction. All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933. The purchaser was sophisticated and experienced in financial, business, and investment matters and otherwise able to evaluate the merits and risks associated with the purchase of the Company’s securities.

                Later in May 2003, the Company issued 11,100,000 shares of the Company’s Common Stock to four investors.  Of these shares, 800,000 shares were issued in connection with the acquisition of a 49% interest in PC Mailbox valued at $0.05 per share, 2,500,000 shares were issued in connection with the purchase of certain assets from Greenland Corp. valued at $0.023 per share and all of the remaining 7,800,000 shares were issued in consideration of the Company’s receipt of services.  The shares were valued at $0.038 per share. Each of the purchasers of the shares were an Accredited Investor and the shares were offered and sold by the Company’s management without the use of an underwriter or NASD registered broker-dealer and no commissions were incurred by the Company in connection with the transaction. All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933. Each purchaser was sophisticated and experienced in financial, business, and investment matters and otherwise able to evaluate the merits and risks associated with the purchase of the Company’s securities.

                Late in May 2003, the Company issued an aggregate of 11,947,966 shares of the Company’s Common Stock as follows:  (1) 162,133 shares were issued in connection with the purchase of certain assets; (2) 1,785,833 shares were issued in exchange for an aggregate of $70,045 in cash received by the Company; and (3) 10,000,000 shares were issued to the Company’s Employee Compensation Fund. The shares were offered and sold by the Company’s management without the use of an underwriter or NASD registered broker-dealer and no commissions were incurred by the Company in connection with the transaction. All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933. Each purchaser was sophisticated and experienced in financial, business, and investment matters and otherwise able to evaluate the merits and risks associated with the purchase of the Company’s securities.

                In June 2003, the Company issued 2,500,000 shares of the Company’s Common Stock in connection with a proposed purchase of assets.  The issuance of the shares was later cancelled in August 2003 and the shares were returned to the Company.  The shares were offered and sold by the Company’s management without the use of an underwriter or NASD registered broker-dealer and no commissions were incurred by the Company in connection with the transaction. All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933. Each purchaser was sophisticated and experienced in financial, business, and investment matters and otherwise able to evaluate the merits and risks associated with the purchase of the Company’s securities.

                In July 2003, the Company issued 2,800,000 shares of the Company’s Common Stock to one person in consideration of the Company’s receipt of services.  The shares were valued at $0.03 per share. The purchaser of the shares was an Accredited Investor and the shares were offered and sold by the Company’s management without the use of an underwriter or NASD registered broker-dealer and no commissions were incurred by the Company in connection with the transaction. All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933. The purchaser was sophisticated and experienced in financial, business, and investment matters and otherwise able to evaluate the merits and risks associated with the purchase of the Company’s securities.

                In August 2003, the Company issued 5,000,000 shares of the Company’s Common Stock plus 450,000 shares of the Company’s Preferred Stock.  The 5,000,000 shares were issued to 12 persons in connection with the acquisition of a 40% interest in Coliance Communications with each share valued at $0.05001 per share. The 450,000 shares of Preferred Stock were issued to three purchasers and were converted to notes payable. The shares were offered and sold by the Company’s management without the use of an underwriter or NASD registered broker-dealer and no commissions were incurred by the Company in connection with the transaction. All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933. Each purchaser was sophisticated and experienced in financial, business, and investment matters and otherwise able to evaluate the merits and risks associated with the purchase of the Company’s securities.

                Later in August 2003, the Company issued an aggregate of 13,000,000 shares of the Company’s Common Stock as follows: (1) 12,000,000 shares were issued 2 persons in connection with the acquisition of the remaining 60% of Coliance Communications valued at $0.025 per share; and (2) 1,000,000 shares issued to one purchaser in payment for legal services for the period from June 2002 through May 2003 with these shares valued at $0.09 per share. The shares were offered and sold by the Company’s management without the use of an underwriter or NASD registered broker-dealer and no commissions were incurred by the Company in connection with the transaction. All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933. Each purchaser was sophisticated and experienced in financial, business, and investment matters and otherwise able to evaluate the merits and risks associated with the purchase of the Company’s securities.

                Later, in August 2003, the Company issued 500,000 shares of the Company’s Common Stock to Steven Hanks in payment for services to the Company and in settlement of certain claims.  All of the shares were valued at $0.06 per share.

                In early September 2003, the Company issued 3,250,000 shares of the Company’s Common Stock to one person in consideration of the Company’s receipt of services.  The shares were valued at $0.03 per share. The purchaser of the shares was an Accredited Investor and the shares were offered and sold by the Company’s management without the use of an underwriter or NASD registered broker-dealer and no commissions were incurred by the Company in connection with the transaction. All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933. The purchaser was sophisticated and experienced in financial, business, and investment matters and otherwise able to evaluate the merits and risks associated with the purchase of the Company’s securities.

                In mid September 2003, the Company issued 4,000,000 shares of the Company’s Common Stock to two persons in connection with the purchase of land.  All of the shares were valued at $220,000 or $0.055 per share. All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933. Each purchaser was sophisticated and experienced in financial, business, and investment matters and otherwise able to evaluate the merits and risks associated with the purchase of the Company’s securities.

                Later, in September 2003 the Company issued an aggregate of 7,030,000 shares of the Company’s Common Stock to two officers and directors of the Company, as follows:  (1) 3,515,000 shares of the Company’s Common Stock were issued to Jason A. Sunstein in payment for labor services; and (2) 3,515,000 shares of the Company’s Common Stock were issued to John L. Castiglione in payment for labor services.  All of the shares were valued at $.025 per share. Both of the purchasers of the shares were Accredited Investors and the shares were offered and sold by the Company’s management without the use of an underwriter or NASD registered broker-dealer and no commissions were incurred by the Company in connection with the transaction. All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933. The purchasers were sophisticated and experienced in financial, business, and investment matters and otherwise able to evaluate the merits and risks associated with the purchase of the Company’s securities.

                In mid October 2003, the Company issued 1,491,707 shares of the Company’s Common Stock to fifteen investors and the Company received $30,125 in cash. All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933 and the shares were offered and sold by the Company’s management without the use of an underwriter or NASD registered broker-dealer and no commissions were incurred by the Company in connection with the transaction. The purchaser was sophisticated and experienced in financial, business, and investment matters and otherwise able to evaluate the merits and risks associated with the purchase of the Company’s securities.

                In late October 2003, the Company offered and sold an aggregate of 15,847,500 shares of the Company’s Common Stock as follows:

(1)	312,500 shares were issued upon the Company’s receipt of $15,625 in cash from one investor;
(2)

7,535,000 shares were issued in connection with the acquisition of Mid-Atlantic with 3,300,000 shares valued at $0.10 per share and 4,235,000 shares valued at $0.17 per share, which contained certain redemption rights and privileges; and

(3)

8,000,000 shares were issued to officers and directors of the Company in payment for services in connection with the purchase of Mid-Atlantic valued at $0.04 per share, as follows: (a) 2,000,000 shares were issued to Jason A. Sunstein, an officer and director; (b) 2,000,000 shares were issued to John L. Castiglione, an officer and director; (c) 2,000,000 shares were issued to Ronald G. Weaver, an officer and director; and (d) 2,000,000 shares were issued to Stephen D. Young, an officer and director.

                In January 2004, the Company issued 2,100,000 shares of the Company’s Common Stock to one purchaser in exchange for the Company’s receipt of $210,000 in cash. All of the shares were offered and sold by the Company’s management without the use of an underwriter or NASD registered broker-dealer and no commissions were incurred by the Company in connection with the transaction. All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933. The purchasers were sophisticated and experienced in financial, business, and investment matters and otherwise able to evaluate the merits and risks associated with the purchase of the Company’s securities.

                In early February 2004, the Company issued an aggregate of 1,800,000 shares of the Company’s Common Stock to one purchaser in exchange for the Company’s receipt of $450,000 in cash.  The shares were valued at $0.25 per share. The shares were offered and sold by the Company’s management without the use of an underwriter or NASD registered broker-dealer and no commissions were incurred by the Company in connection with the transaction. All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the

Securities Act of 1933. The purchaser was sophisticated and experienced in financial, business, and investment matters and otherwise able to evaluate the merits and risks associated with the purchase of the Company’s securities.

                In early March 2004, the Company issued 1,802,000 shares of the Company’s Common Stock to nine investors in connection with the acquisition of Mid-Atlantic. The shares were accorded an aggregate value of $450,500. The shares were offered and sold by the Company’s management without the use of an underwriter or NASD registered broker-dealer and no commissions were incurred by the Company in connection with the transaction. All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933. The purchasers were sophisticated and experienced in financial, business, and investment matters and otherwise able to evaluate the merits and risks associated with the purchase of the Company’s securities.

                In mid March 2004, the Company issued an aggregate of 5,000,000 shares of the Company’s Common Stock to five officers and directors of the Company with each share valued at $0.04 per share.  The share issuances were as follows:  (1) 1,000,000 shares to Farid Shouekani; (2) 1,000,000 shares to Jason A. Sunstein; (3) 1,000,000 shares to John L. Castiglione; (4) 1,000,000 shares to Ronald G. Weaver; and (5) 1,000,000 shares to Stephen D. Young. All of the purchasers of the shares were Accredited Investors and the shares were offered and sold by the Company’s management without the use of an underwriter or NASD registered broker-dealer and no commissions were incurred by the Company in connection with the transaction. All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933. The purchasers were sophisticated and experienced in financial, business, and investment matters and otherwise able to evaluate the merits and risks associated with the purchase of the Company’s securities.

                Later, in March 2004, the Company issued 2,500,000 shares of the Company’s Common Stock in connection with the acquisition of Adoria Communications. The shares were accorded an aggregate value of $3,074,500 and were issued to one purchaser. The purchaser of the shares was an Accredited Investor and the shares were offered and sold by the Company’s management without the use of an underwriter or NASD registered broker-dealer and no commissions were incurred by the Company in connection with the transaction. All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933. The purchaser was sophisticated and experienced in financial, business, and investment matters and otherwise able to evaluate the merits and risks associated with the purchase of the Company’s securities.

                Later, in March 2004, the Company issued an aggregate of 1,295,000 shares of the Company’s Common Stock to nine purchasers in exchange for the Company’s receipt of an aggregate of $323,750 in cash. All of the shares were offered and sold by the Company’s management without the use of an underwriter or NASD registered broker-dealer, however the Company did pay a finder a finder’s fee equal to 8% of the aggregate amount received, with 7% paid in cash and 1% paid by the issuance of the Company’s Common Stock.  Apart from the payment of a finder’s fee, no commissions were incurred by the Company in connection with the transaction. All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933. Each purchaser was sophisticated and experienced in financial, business, and investment matters and otherwise able to evaluate the merits and risks associated with the purchase of the Company’s securities.

                In late March 2004, the Company issued an aggregate of 1,669,184 shares of the Company’s Common Stock to 34 investors in exchange for the Company’s receipt of an aggregate of $310,500 in cash. All of the shares were offered and sold by the Company’s management without the use of an underwriter or NASD registered broker-dealer.  The Company did pay 150,000 shares of the Company’s Common Stock as a finders fee in connection with the Company’s issuance of 1,062,500 of these shares.  However, apart from the issuance of these shares to a finder, no other fees or commissions were incurred by the Company in connection with the transaction. All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933. The purchasers were sophisticated and experienced in financial, business, and investment matters and otherwise able to evaluate the merits and risks associated with the purchase of the Company’s securities.

                In early April 2004, the Company issued 95,000 shares of the Company’s Common Stock to three purchasers in exchange for the Company’s receipt of an aggregate of $17,500 in cash. All of the shares were offered and sold by the Company’s management without the use of an underwriter or NASD registered broker-dealer, however the Company did pay a finder a finder’s fee equal to 8% of the aggregate amount received, with 7% paid in cash and 1% paid by the issuance of the Company’s Common Stock.  Apart from the payment of a finder’s fee, no commissions were incurred by the Company in connection with the transaction. All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933. Each purchaser was sophisticated and experienced in financial, business, and investment matters and otherwise able to evaluate the merits and risks associated with the purchase of the Company’s securities.

                Later in April, the Company issued additional shares of the Company’s Common Stock as follows:

(1)	10,000 shares to one purchaser in exchange for the Company’s receipt of cash of $1,000;
(2)	240,000 shares to two purchasers in exchange for the Company’s receipt of cash of $60,000; and
(3)	110,000 shares to two purchasers in exchange for the Company’s receipt of cash of $27,500.

                In each transaction, the Company paid a finder a finder’s fee equal to 8% of the aggregate amount received, with 7% paid in cash and 1% paid by the issuance of the Company’s Common Stock. The finder merely introduced the Company to each purchaser and apart from the payment of a finder’s fee, no commissions were incurred by the Company in connection with the transaction. All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933. Each purchaser was sophisticated and experienced in financial, business, and investment matters and otherwise able to evaluate the merits and risks associated with the purchase of the Company’s securities.

                In May 2004, the Company issued an aggregate of 610,000 shares of the Company’s Common Stock to five investors in exchange for the Company’s receipt of an aggregate of $152,500 in cash.  The Company paid a finder a finder’s fee equal to 13% of the aggregate amount received, with 7% paid in cash and 6% paid by the issuance of the Company’s Common Stock. The finder merely introduced the Company to each purchaser and apart from the payment of a finder’s fee, no commissions were incurred by the Company in connection with the transaction. All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933. Each purchaser was sophisticated and experienced in financial, business, and investment matters and otherwise able to evaluate the merits and risks associated with the purchase of the Company’s securities.

                In late June 2004, the Company issued 575,000 shares of the Company’s Common Stock to one investor in exchange for the Company’s receipt of $115,000 in cash.  All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933 and the shares were offered and sold by the Company’s management without the use of an underwriter or NASD registered broker-dealer and no commissions were incurred by the Company in connection with the transaction. The purchaser was sophisticated and experienced in financial, business, and investment matters and otherwise able to evaluate the merits and risks associated with the purchase of the Company’s securities.

                Later in June 2004, the Company issued 2,000,000 shares of the Company’s Common Stock in connection with the acquisition of a 37.5% interest in Brasil Communications, LLC.  The shares were valued at $0.46 per share. The investor was an Accredited Investor and the shares were offered and sold by the Company’s management without the use of an underwriter or NASD registered broker-dealer and no commissions were incurred by the Company in connection with the transaction. All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933. The investor was sophisticated and experienced in financial, business, and investment matters and otherwise able to evaluate the merits and risks associated with the purchase of the Company’s securities.

                In July 2004, the Company issued 187,500 shares of the Company’s Common Stock to one purchaser in consideration of the Company’s receipt of cash of $9,375.  The shares were offered and sold by the Company’s management without the use of an underwriter or NASD registered broker-dealer and no commissions were incurred by the Company in connection with the transaction. All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933. The purchaser was sophisticated and experienced in financial, business, and investment matters and otherwise able to evaluate the merits and risks associated with the purchase of the Company’s securities.

                In early August 2004, the Company issued an aggregate of 545,000 shares of the Company’s Common Stock to five investors in exchange for the Company’s receipt of cash of $136,250.  The Company paid a finder a finder’s fee equal to 13% of the aggregate amount received, with 7% paid in cash and 6% paid by the issuance of the Company’s Common Stock.  The finder merely introduced the Company to each investor. All of the shares were offered and sold by the Company’s management without the use of an underwriter or NASD registered broker-dealer and no commissions were incurred by the Company in connection with the transaction. In addition, all of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933.

Each purchaser was sophisticated and experienced in financial, business, and investment matters and otherwise able to evaluate the merits and risks associated with the purchase of the Company’s securities.

                Later in August 2004, the Company issued 1,800,000 shares of the Company’s Common Stock to one investor in exchange for the Company’s receipt of $180,000 in cash.  All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933 and the shares were offered and sold by the Company’s management without the use of an underwriter or NASD registered broker-dealer and no commissions were incurred by the Company in connection with the transaction. The purchaser was sophisticated and experienced in financial, business, and investment matters and otherwise able to evaluate the merits and risks associated with the purchase of the Company’s securities.

                In September 2004, the Company issued shares of the Company’s Common Stock as follows:

(1)	A total of 45,192 shares of the Company’s Common Stock were issued in payment of legal services. All of these shares were valued at aggregate of $0.6425 per share;
(2)

A total of 100,000 shares of the Company’s Common Stock were issued to Paul E. Atkiss, an officer and director of the Company in payment for services.  All of these shares were valued at aggregate of $0.4175 per share;

(3)

An aggregate of 6,000,000 shares of the Company’s Common Stock were issued in payment for services by the following officers and directors with each receiving 1,000,000 shares: (a) Farid Shouekani; (b) Jason A. Sunstein; (c) James Balestraci; (d) John L. Castiglione; (e) Ronald G. Weaver; and (f) Stephen D. Young.   All of these shares were valued at $0.04 per share;

(4)	A total of 250,000 shares were issued in settlement of a dispute with all of the shares issued to one purchaser. All of these shares were valued at $0.51 per share;
(5)	A total of 20,000 shares were issued to one purchaser in consideration of the Company’s receipt of cash $10,000 for a value of $0.50 per share;
(6)	A total of 50,000 shares were issued to one purchaser in payment of certain accrued and unpaid interest on a Company debt. These shares were valued at $0.06 per share;
(7)

An aggregate of 503,893 shares were issued to three purchasers in connection with the conversion of notes aggregating $150,000 previously issued to them by the Company plus accrued interest of $1,168. These shares were valued at $0.30 per share;

(8)	A total of 225,000 shares were issued to two purchasers in payment for services received by the Company. These shares were valued at aggregate of $0.45 per share; and
(9)	A total of 76,333 shares were issued to one purchaser in payment for services. These shares were valued at aggregate of $0.4569 per share.

                All of the shares were offered and sold by the Company’s management without the use of an underwriter or NASD registered broker-dealer and no commissions were incurred by the Company in connection with the transaction. All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933. Each purchaser was sophisticated and experienced in financial, business, and investment matters and otherwise able to evaluate the merits and risks associated with the purchase of the Company’s securities.  In the case of the shares sold to officers and directors, all of the purchasers were Accredited Investors.

                On October 17, 2004, the Company effected a forward split of the Company’s Common Stock so that, as effected, each stockholder received one share of the Company’s Common Stock for every ten share of the Company’s Common Stock held as of the record date.

                All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933 and the shares were offered and sold by the Company’s management without the use of an underwriter or NASD registered broker-dealer and no commissions were incurred by the Company in connection with the transaction. Each purchaser was sophisticated and experienced in financial, business, and investment matters and otherwise able to evaluate the merits and risks associated with the purchase of the Company’s securities.

ITEM 6.     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures of contingent liabilities.  On an ongoing basis, management evaluates its estimates, including those that relate to income tax contingencies, revenue recognition, and litigation.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions and conditions.  If actual results significantly differ from management's estimates, the Company's financial condition and results of operations could be materially impaired.

Comparison of Fiscal Year Ending December 31, 2004 and Fiscal Year Ending December 31, 2003

                During the fiscal year ending December 31, 2004, we recorded $4,612,783 as net sales revenues. This compares to the fiscal year ending December 31, 2003 (the "Fiscal 2003") when we recorded $433,376 as net sales revenue.

                During Fiscal 2004, our Cost of sales was $4,082,588 which resulted in a gross margin as a percentage of net sales revenues of approximately 11.5%. This compares to Fiscal 2003 where our Cost of sales was $296,853 which resulted in a gross margin percentage of net sales revenues was approximately 31.5%. Competitive conditions, product and sales mix, and technology trends impacted our gross margin in both of these years.

                During Fiscal 2004 we incurred $3,660,801 in selling, general and administrative expenses. This compares to Fiscal 2003 when we incurred $1,462,567 in selling, general and administrative expenses.  The increase of approximately 114.80% from Fiscal 2003 to Fiscal 2004 was due primarily to the increased average monthly amount of selling, general and administrative expenses incurred as the Company developing and implementing its business plan. Overall, selling, general and administrative expenses were primarily made up of wages and salaries, office expenses, fees and costs incurred for legal and accounting services, and other administrative costs.

                During Fiscal 2004, we recorded an Equity loss from unconsolidated subsidiaries of $127,800.  And during Fiscal 2004, we incurred an Operating Loss of $3,284,003 compared to an Operating Loss of $1,355,443 during Fiscal 2003. The increase in the amount of the loss in Fiscal 2004 was due primarily to the increased selling, general and administrative expenses we incurred as we completed the acquisition of Adoria Communications, LLC.

                During Fiscal 2004, we incurred interest expense of $73,060 compared to $60,495 in interest expense during Fiscal 2003. In addition, in Fiscal 2004 we had $15,761 in realized loss on marketable securities compared to Fiscal 2003 when we incurred $8,173 in realized loss on marketable securities. During Fiscal 2004, we had bad debt expense of $83,712 compared to Fiscal 2003 when we $0 in bad debt expense and a charge of $4,488,238 for impairment of an intangible.

                As a result, during Fiscal 2004 we had a net loss of $7,910,925 compared to Fiscal 2003 when we had a net loss of $2,200,854.

                Basic loss per share for Fiscal 2004 was $.08 compared to Fiscal 2003 when we had a basic loss per share of $.06.  During Fiscal 2004, we had 101,961,298 weighted average shares outstanding. By comparison, during Fiscal 2003 we had 37,243,157 weighted average shares outstanding.

Liquidity and Capital Resources

                At December 31, 2004, we had $40,945 in cash. At the same time, we had $59,324 in other current assets. In contrast, as of December 31, 2004, our total current liabilities were $1,308,326 which consisted primarily of the following material amounts: $375,564 in Accounts payable, $61,915 in Accrued liabilities, $607,094 in Related party obligations, $97,647 in short term and current portion of long term debt, and $81,380 in Stock subscription deposit.

                During Fiscal 2004, our cash needs were met primarily by the sale of common stock and loans from certain of our shareholders.  We can not be assured that we will continue to obtain funds from these or any other sources to meet our need for additional capital resources.

                Overall, our liquidity and access to capital is very limited.  Net Working Capital as of December 31, 2004 was ($573,649). We have not received any commitment for additional financing and given the size of our company, we may be limited to loans and other cash infusions from officers, directors, existing stockholders, and persons affiliated or associated with one or more of them.  If we are to implement our business plan, we will need to raise significant amounts of additional capital and during the period ending December 31, 2004 we had not received any commitment that any such additional financing would be forthcoming or, if could be obtained, that it can be obtained on reasonable terms in light of our circumstances at that time. In addition, if any financing should be obtained, existing shareholders will likely incur substantial, immediate, and permanent dilution of their existing investment.

                As of December 31, 2004, the Company expects that it will need at least $1,300,000 to cover our anticipated operating expenses for the twelve month period thereafter.

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

Recent Accounting Pronouncements

                In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 146 – Accounting for Costs Associated with Exit or Disposal Activities.  SFAS No. 146 provides guidance on the recognition and measurement of liabilities associated with exit or disposal activities.  Under SFAS No. 146, liabilities or costs associated with exit or disposal activities should be recognized when the liabilities are incurred and measured at fair value.  This statement is effective prospectively for exit ort disposal activities initiated after December 31, 2002.  The adoption is not expected to have a material effect on the Company’s results of operation or financial condition.

                In November 2002, the FASB issued FASB issued FASB Interpretation No. 45 (“FIN 45”), -- Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee.  In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a rollforward of the entity’s product warranty liabilities. The Company will apply the recognition provisions of FIN 45 prospectively to guarantees issued after December 31, 2002.  The disclosure provisions of FIN 45 are effective for, and are reflected in, the 2002 financial statements.  The adoption of FIN 45 is not expected to have a material effect on the Company’s results of operation or financial condition.

                In November 2002, the Emerging Issues Task Force (EITF) issued Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This Issue addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting.  EITF Issue No. 00-21 will be effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003 or the Company may elect to report the change in accounting as a cumulative-effect adjustment.  The Company is reviewing EITF Issue No. 00-21 and has not yet determined the impact that this issue will have on its operating results and financial condition.

ITEM 7.     FINANCIAL STATEMENTS

The financial statements and related financial information required to be filed hereunder are indexed on page F-1 of this report and are incorporated herein by reference.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUTANTS

                None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

                Directors and Executive Officers

                The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected.  The Company’s by-laws provide for four authorized directors.  Currently, the Company has only three directors and intends, as opportunities become available, to identify one additional director to serve on the Company’s Board of Directors.

                The officers serve at the pleasure of the Board of Directors.  Information as to the directors and executive officers of the Company is as follows:

Name	Age	Position	Date Elected

Ronald G. Weaver	59	President, Chief Executive Officer & Director	2003
John L. Castiglione	33	Treasurer and Director	2000
Farid Shouekani	40	Director	2003
Jason A. Sunstein	33	V.P. Finance, Secretary and Director	2000
Paul E. Atkiss	49	Chief Financial Officer and Director	2004
James Balestraci	39	Director	2004

                Each of the foregoing persons may be deemed a "promoter" of the Company, as that term is defined in the rules and regulations promulgated under the Securities Act of 1933.

                Ronald G. Weaver, age 59, is President, Chief Executive Officer, and Director of the Company and has held these positions since June 2003.  From 1999 to 2002, Mr. Weaver served as Chief Operating Officer of Digital Services Group, Inc. where he created a multi-year business plan while directing overall revenue growth of 47% in China and Taiwan and in Europe and :Latin America. From 1997 to 1999, Mr. Weaver served as Vice President of World Wide Sales of Global VoIP Sound. From 1994 to 1997, Mr. Weaver served as Vice President of World Wide Sales and Marketing at Franklin Telecom where he created turnkey VoIP sales systems for Latin America, Europe, Asia, and the Pacific Rim and opened up nine new telecom markets and established the NATO satellite communications services backbone. From 1984 to 1997, Mr. Weaver served as National Distribution Sales Manager at Panasonic AOG.  From 1980 to 1984, Mr. Weaver served as National Sales and Marketing Manager at Western Digital. Mr. Weaver received his Bachelor of Arts (degree) in Business Administration and Economics from the University of California at Los Angeles (1973), completed studies at New Mexico State University in Organizational Psychology (1975), completed studies in French at California State University (1988), and completed studies at MSU in Russian.

                John L. Castiglione, age 32, is Treasurer and Director of the Company and has held these positions since September 2000.  Prior to joining the Company, Mr. Castiglione held marketing positions with Fujitsu Business Communications Systems (1999), Starbucks Specialty Sales (1998), TSR Wireless (1996-1998), and ICG Communications (1998-2000). Mr. Castiglione attended San Diego State University where he studied Business as well as Industrial and Organizational Psychology.

                Farid Shouekani, age 40, is Chief Technical Officer and Director of the Company and has held these positions since October 2003. For the past 10 years Mr. Shouekani has held positions in VoIP, telecommunications and engineering with such Companies as TEC Cellular, Robotron and Crescent International. Most recently he helped design, build and deploy Mid Atlantic International's World Wide VoIP (Voice over Internet Protocol) network which was acquired by Viper Networks in 2003. Mr. Shouekani has a Bachelor of Science Degree in Electrical Engineering and a Masters of Science Degree in Computer Engineering from Florida Tech.

                Jason A. Sunstein, age 32, is Vice President Finance and Secretary and Director and has held these positions since 2000.  Prior to joining the Company, Mr. Sunstein was a V.P. and Secretary of Tri-National Development Corp., formerly a publicly-traded real estate company.  In October of 2001, Tri-National filed for bankruptcy reorganization.  Mr. Sunstein resigned from Tri-National in May of 2002.  During 1998 and 1999 while Mr. Sunstein was corporate secretary at Tri-National, Tri-National retained the services of a finder to introduce it to potential investors.  It was later discovered that the finder had violated certain Wisconsin securities laws.  With the result that Tri-National refunded and rescinded the investments made by these investors.  Mr. Sunstein attended the School of Business at San Diego State University where he majored in Finance.

                Paul E. Atkiss, age 49, is Chief Financial Officer and Director of the Company and has held these positions since June 2003. Mr. Atkiss brings to the Company over 25 years of accounting and finance experience with privately held and publicly traded corporations. Mr. Atkiss spent 12 years with Jaycor, most recently as Controller, where he was responsible for the accounting systems, consolidated reporting, financial and tax audits, banking, and insurance. Mr. Atkiss holds a Bachelor of Science degree from San Diego State University and is a California CPA.

                James Balestraci, age 39, is Chief of International Wholesale Operations and Director and has held this position since January 2004.  Prior to joining the Company, Mr. Balestraci was the President and founder of Adoria Communications, LLC and served in that capacity for 2 years. Mr. Balestraci joins Viper Networks with over 11 years of successful telephony engineering and sales experience having worked for some of the premier firms in the industry. This includes 9 years with Network Plus, Inc.

Advisory Board Member

                The Company has established an Advisory Board.  Currently the Company has only one Advisory Board Member but the Company may increase the size of the Board if opportunities arise.  The Advisory Board provides advice to the Company’s management from time to time and as requested.  The Company has not established any compensation arrangements for the services it receives from persons who provide advice in their capacity as Advisory Board Members.

                Paul Goss, age 61, is an Advisory Board Member of the Company. Mr. Goss has been legal counsel to the Company since September 2000.  Mr. Goss has been the Executive Vice President and General Counsel for One Capital Corporation, a private merchant bank with offices in New York and Denver since 1990.  Prior to joining Capital One, Corporation, Mr. Goss was engaged in the private practice of law in Denver, Colorado with a concentration in real estate, corporate, and securities law.  He is a member of the Denver and Colorado Bar Associations.  Mr. Goss has a Masters in Business Administration (degree) in addition to his Juris Doctor (degree) from the University of Denver.

Compliance with Section 16(a) of the Exchange Act

                Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires that the Company’s directors, executive officers, and persons who own more than 10% of the Company’s Common Stock (collectively, “Covered Persons”) to file reports of ownership (Form 3) and reports changes in ownership of Common Stock (Forms 4 and Forms 5) with the Securities and Exchange Commission as well as the Company and any exchange upon which the Company's Common Stock is listed.

                The Company is required to identify Covered Persons that the Company knows have failed to file or filed late Section 16(a) reports during the previous fiscal year. To the Company's knowledge, the following Covered Persons during the fiscal year ended December 31, 2004 failed to file on a timely basis reports required by Section 16(a) of the Exchange Act:

Name

	Position	No. of Reports Not Filed on a Timely Basis(1)
NONE

Footnote:
(1)

To the Company's knowledge, based solely on a review of the copies of the reports furnished to the Company by such persons, in the fiscal year ended December 31, 2004 such persons have subsequently filed the reports required by Section 16(a) of the Exchange Act.

ITEM 10.     EXECUTIVE CONPENSATION

                The Company's Board of Directors has authorized the compensation of its officers with the following annual cash salaries:

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-Term Compensation

Awards Payouts

Name and Principal Position (a)	Year (b)	Salary ($)(c)	Bonus ($)(d)	Other Annual Compen- sation ($)(e)*	Restricted Stock Awards (s)($)(f)	Securities Underly-ing Options/ SARs (#)(g)	LTIP Payouts ($)(h)	All Other Compen- sation (1)($)(i)

Ronald G. Weaver, President, CEO and Director	2002 2003 2004	$ 0 $ 17,146 $141,000	$ 0 $ 0 $ 0	$ ------- $ ------- $ 9,000	$ 0 $ 0 $ 80,000	0 0 0	$ 0 $ 0 $ 0	$ 0 $ 0 $ 0
John L. Castiglione, CEO, Treasurer, and Director	2002 2003 2004	$ 0 $ 19,446 $141,000	$ 0 $ 0 $ 0	$ 6,000 $ 19,446 $ 9,000	$ 64,000 $179,301 $ 80,000	250,000 250,000 0	$ 0 $ 0 $ 0	$ 0 $ 0 $ 0
Farid Shouekani, Director	2002 2003 2004	$ 0 $ 24,000 $120,000	$ 0 $ 0 $ 0	$ 0 $ 1,831 $ 8,787	$ 64,000 $179,301 $ 80,000	0 250,000 0	$ 0 $ 0 $ 0	$ 0 $ 0 $ 0
Jason A. Sunstein, V.P. Finance, Secretary & Director	2002 2003 2004	$ 0 $ 19,446 $141,000	$ 0 $ 0 $ 0	$ 6,000 $ 19,446 $ 9,000	$ 64,000 $179,301 $ 80,000	250,000 250,000 0	$ 0 $ 0 $ 0	$ 0 $ 0 $ 0
Paul E. Atkiss, CFO & Director	2004	$ 75,000	$ 0	$ 0	$ 33,625	1,000,000	$ 0	$ 0
James Balestraci Chief of International Wholesale Operations & Director	2004	$132,353	$ 0	$ 0	$ 40,000	0	$ 0	$ 6,753

All Directors as a Group (5 persons)

                With respect to cash salaries, the Company may change or increase salaries as the Company's profits and cash flow allow.

OPTION/SAR GRANTS IN 2004 FISCAL YEAR
(Fiscal Year Individual Grants)

Name (a)	No. of Securities Underlying Options/SARs Granted (#) (b)	Percent of Total Options/ SARs Granted to Employees in Fiscal Year (c)	Exercise of Base Price ($/Sh) (d)	Expiration Date (e)

Paul E. Atkiss	500,000 500,000	100% 100%	$(.526) $(.450)	06/02/2009 09/17/2006

Footnote:
(1)

During the calendar year ending December 31, 2004, Mr. Atkiss was awarded the following as stock options:  (a) an option to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.526 per share with the option expiring on June 2, 2009; and (b) an option to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.450 per share with the option expiring on September 17, 2009.

                The Company does not currently compensate its Directors for their services as directors. The Board of Directors did not include any independent directors as of December 31, 2004. Such Directors will be added as needed and at the same time such directors are appointed or elected, the Company may institute a system of compensation either in the form of attendance fees or option awards.

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

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                The following table sets forth information relating to the beneficial ownership of Company common stock by those persons beneficially holding more than 5% of the Company's Common Stock, by the Company's directors and executive officers, and by all of the Company's directors and executive officers as a group as of December 31, 2004.

(1) Title Of Class	(2) Name And Address Of Beneficial Owner	(3) Amount And Nature Of Beneficial Owner (1)	(4) Percent Of Class (1) (2)

Common Stock	Ronald G. Weaver 10373 Roselle Street Suite 170 San Diego, California 92121	9,000,000	7.17%
Common Stock	John L. Castiglione 10373 Roselle Street Suite 170 San Diego, California 92121	12,766,684	10.17%
Common Stock	Farid Shouekani 10373 Roselle Street Suite 170 San Diego, California 92121	5,480,000	4.36%
Common Stock	Jason A. Sunstein 10373 Roselle Street Suite 170 San Diego, California 92121	11,994,942	9.56%
Common Stock	James E. Balestraci 10373 Roselle Street Suite 170 San Diego, California 92121	4,600,000	3.66%
Common Stock	Paul E. Atkiss 10373 Roselle Street Suite 170 San Diego, California 92121	1,110,000	0.88%

Officers and Directors as a group (6 persons)		44,951,626	35.82%

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                As a result of several transactions, Jason A. Sunstein, an officer and director of the Company, paid certain of the Company’s expenses which totaled $10,330 during the twelve months ending December 31, 2002, totaling $16,737 as of December 31, 2002. The Company subsequently repaid Mr. Sunstein all of these amounts.

                As a result of several transactions, John L. Castiglione, an officer and director of the Company, paid certain of the Company’s expenses which totaled $23,251 during the twelve months ending December 31, 2002, totaling $26,603 as of December 31, 2002. The Company subsequently repaid Mr. Castiglione all of these amounts.

                In August 2003, the Company’s Board of Directors approved the acquisition of Coliance Communications (“Coliance”) which included the purchase of the shares of Coliance acquired from Ronald G. Weaver and Stephen D. Young. In this transaction, the Company issued 8,000,000 shares of the Company’s Common Stock to Ronald G. Weaver, who became the Company’s Chief Executive Officer and a Director and 9,000,000 shares of the Company’s Common Stock to Stephen D. Young, who became the Company’s Chairman of the Board.

                On October 15, 2003, the Company’s Board of Directors approved the acquisition of Mid-Atlantic International, Inc., a Michigan corporation (“Mid-Atlantic”) from Farid Shouekani.  Under the terms of the Mid-Atlantic Agreement, the Company acquired all of Mr. Shouekani’s Mid-Atlantic Shares in exchange for: (1) $50,000 cash within 21 days of Closing; and (2) an aggregate of 7,235,000 shares of the Company’s Common Stock with

4,235,000 of these shares (the “Special Shares”) subject to certain redemption rights (the “Redemption Rights”), at the option of Mr. Shouekani at a redemption price of $0.17 per Special Share as provided by the Mid-Atlantic Agreement. All of the Redemption Rights expire on January 15, 2003 and are secured by Mid-Atlantic’s assets.  As of December 31, 2004, Mr. Shouekani exercised his Redemption Rights over 1,802,000 Special Shares. The remaining 2,433,000 Special Shares were canceled and returned to treasury.  Mr. Shouekani also became a Director of the Company.

                On January 30, 2004, the Company entered into a Securities Merger Agreement (the “Adoria Agreement”) with James Balestraci, the sole holder of the membership interests of Adoria Communications, LLC, a Delaware limited liability company (“Adoria”).  Under the terms of the Adoria Agreement, the Company acquired all of Mr. Balestraci’s membership interests in Adoria in exchange for: (1) cash payments totaling $500,000 and (2) the Company’s issuance of 2,500,000 shares of the Company’s Common Stock with 500,000 of these shares (the “Performance Shares”) of the Company’s Common Stock subject to the condition that Adoria’s financial results in 2004 must equal or exceed its financial results in 2003.  In the event that Adoria’s financial results in 2004 do not equal or exceed its 2003 results, the Performance Shares are to be cancelled and returned as treasury stock.  Mr. Balestraci also became a Director of the Company.

                During the calendar year ending December 31, 2004, Mr. Atkiss was awarded the following as stock options:  (a) an option to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.526 per share with the option expiring on June 2, 2009; and (b) an option to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.450 per share with the option expiring on September 17, 2009.

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following Exhibits are attached or incorporated by reference, as stated below.

3.1(a)	Articles of Amendment to Articles of Incorporation of Tinglefoot Mining, Inc.*
3.1(b)	Articles of Amendment to Articles of Incorporation of Mexico Investment Corporation*
3.1(c)	Articles of Amendment to the Articles of Incorporation of Baja Pacific International, Inc.*
3.1(d)	Articles of Incorporation of Taig Ventures, Inc.**
3.1(e)	Articles of Incorporation for Coliance Communications, Inc.#*
3.1(f)	Articles of Incorporation for Mid-Atlantic International, Inc.#*
3.1(g)	Articles of Organization for Adoria Communications, LLC
3.3	By-Laws for Viper Networks, Inc.*
3.3(a)	By-Laws for Coliance Communications, Inc.
3.3(b)	By-Laws for Mid-Atlantic International, Inc.
10.1	Securities Purchase Agreement and Plan of Reorganization*
10.2	Viper Networks, Inc. 2000 Equity Incentive Plan*
10.3	Employment Agreement (Wray)*
10.4	Employment Agreement (Castiglione)*
10.5	Employment Agreement (Sunstein)*
10.6	Agreement of Purchase and Sale of Assets (between Viper Networks, Inc. And Tri-National Development Corporation)*
10.7	Addendum to the Agreement of Purchase and Sale of Assets Between Viper Networks, Inc. And Tri-National Development Corporation*
10.8	Settlement Agreement And General Release of Claims (between Viper Networks, Inc. And Tri-National Development Corporation)*
10.9	Month-to-Month Industrial Lease**
10.10	Month-to-Month Industrial Lease***
10.11	Securities Merger Agreement (Mid-Atlantic)
10.12	Amendment to Securities Merger Agreement (Mid-Atlantic)
10.13	Securities Merger Agreement (Adoria)
23.1	Consent of Independent Accountants, Armando C. Ibarra, C.P.A., P.C.
31.1	Certification by Chief Executive Officer
31.2	Certification by Chief Executive Officer
32.1	Certification by Chief Executive Officer of the Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Executive Officer of the Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Previously filed with Form 10-SB or 10-SB-Amendment No. 1 and incorporated herein by reference.
**Previously filed with 2001 Form 10-KSB and incorporated herein by reference.
***Previously filed with 2002 Form 10-KSB and incorporated by reference herein.
#*Previously filed with 2003 Form 10-KSB and incorporated by reference herein.

(b)	The Company filed the following Reports on Form 8-K during the year ending December 31, 2004:
- Form 8K December 30, 2004

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

                The anticipated aggregate fees to Armando C. Ibarra, CPA, P.C., for professional services rendered for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2004 and for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-QSB for that fiscal year are estimated at $ 10,000. No other fees for audit-related services were billed or paid to Armando C. Ibarra, CPA, P.C. Audit related services generally include fees for accounting consultations, business acquisitions, and work related thereto.

Audit Committee Charter

                The Company intends to establish an Audit Committee of the Company’s Board of Directors and thereby to establish a Charter for the Audit Committee.  For the year ending December 31, 2004 and due to limited financial resources, the Company has delayed the implementation of these plans until such later date at which the Company may have the financial resources available.

Audit Committee Report

                Since the Company did not establish an Audit Committee for the year ending December 31, 2004, no Audit Committee Report for that period is available.

SIGNATURES

                In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Viper Networks, Inc.

By: /s/ Ronald G. Weaver Ronald G. Weaver Chief Executive Officer	Date: April 15, 2005

By: /s/Paul E. Atkiss Paul E. Atkiss Chief Financial Officer	Date: April 15, 2005

                In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Ronald G. Weaver Ronald G. Weaver Chief Executive Officer & Director	Date: April 15, 2005

By: /s/ John L. Castiglione John L. Castiglione Treasurer & Director	Date: April 15, 2005

By: /s/Jason A. Sunstein Jason A. Sunstein Vice President Finance, Secretary & Director	Date: April 15, 2005

By: /s/Paul E. Atkiss Paul E. Atkiss Chief Financial Officer	Date: April 15, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Viper Networks, Inc.
10373 Roselle Street, Suite 170
San Diego, CA 92121

We have audited the accompanying consolidated balance sheet of Viper Networks, Inc. and subsidiaries of December 31, 2004 and 2003 and the related consolidated statements of operations, changes in shareholders’ equity and cash flow for the years then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Viper Networks, Inc., and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company’s losses from operations raise doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Armando C. Ibarra
ARMANDO C. IBARRA, CPA April 14, 2005 Chula Vista, Ca. 91910

VIPER NETWORKS, INC. AND SUBSIDIARIES Consolidated Balance Sheet

December 31,
2004

ASSETS
Current Assets:
Cash	$49,956
Sort-term investments	5,000
Accounts receivable, net of allowance for doubtful accounts and sales returns (Note 4)	121,948
Inventories	72,020
Other current assets (Note 4)	59,324

Total current assets	305,248

Property and equipment, net (Note 4)	497,226
Purchased intangible assets, net	524,641

Total assets	$1,327,115

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$375,564
Accrued liabilities (Note 4)	61,915
Loans from related party (Note 6)	607,094
Taxes payable	2,623
Deferred revenues	82,103
Short term debt	97,647
Stock subscription deposit (Note 7)	81,380

Total current liabilities	1,308,326

Commitments and Contingencies (Note 9)	-

Stockholders equity:
Preferred stock: Class A, authorized 100,000 shares at $1.00 par value, -0- shares issued and outstanding (Note 10)	-
Preferred stock: Class B, authorized 10,000,000 shares at $1.00 par value, -0- shares issued and outstanding (Note 10)	-
Common stock: 250,000,000 shares authorized of $0.001 par value, 121,222,899 shares issued and outstanding	121,223
Additional paid-in capital	11,425,685
Stock subscription receivable (Note 5)	(125,000)
Unearned stock-based compensation	(253,318)
Accumulated deficit	(11,071,676)
Accumulated comprehensive loss	(78,125)

Total stockholders’ equity	18,789

Total liabilities and stockholders’ equity	$1,327,115

The accompanying notes are an integral part of these consolidated financial statements.

VIPER NETWORKS, INC. AND SUBSIDIARIES Consolidated Statements of Operations

	Year ended December 31,

	2004	2003

Net Revenues	$4,612,783	$433,376
Cost of revenues	4,108,185	296,853

Gross Margin	504,598	136,523

General and administrative	3,660,801	1,462,566
Equity loss from unconsolidated subsidiaries	127,800	29,400

Loss from operations	(3,284,003)	(1,355,443)

Other income (expenses)
Realized gain on marketable securities	15,761	8,173
Interest expense	(73,060)	(60,495)
Bad debt expense	(83,712)	-
Other income	2,327	(3048)

Total other income (expenses)	(138,684)	(55,370)

Loss before extraordinary item	(3,422,687)	(1,410,813)
Impairment of purchased intangibles	(4,488,238)	(790,041)

Net loss	$(7,910,925)	$(2,200,854)

Basic loss per share	$(0.08)	$(0.06)

Weighted average number of shares outstanding	101,961,298	37,243,157

The accompanying notes are an integral part of these consolidated financial statements.

VIPER NETWORKS, INC. AND SUBSIDIARIES Consolidated Statements of Stockholders’ Deficit

	Common Stock		Additional Paid-In Capital	Stock Subscriptions	Unearned stock-based	Accumulated	Other Comprehensive	Total Stockholders’
	Shares	Amount	(Deficit)	Receivable	Compensation	Deficit	Loss	Deficit

Balance, December 31, 2002	17,640,689	$17,641	$1,046,165	$(125,000)	$(4,700)	$(959,897)	$-	$(25,791)
Issuance of common stock for cash	7,538,457	7,538	400,722	-	-	-	-	408,260
Issuance of common stock for services received	28,130,000	28,130	930,095	-	-	-	-	958,225
Issuance of common stock loan interest	675,000	675	51,650	-	-	-	-	52,325
Issuance of common stock for acquisition	24,602,000	24,602	1,093,728	-	-	-	-	1,118,330
Employee compensation fund	210,000	210	54,745	-	-	-	-	54,955
Stock-based compensation	-	-	324,274	-	(319,848)	-	-	4,426
Comprehensive loss	-	-	-	-	-	-	(48,018)	(48,018)
Net loss for the year ended December 31, 2003	-	-	-	-	-	(2,200,854)	-	(2,200,854)

Balance, December 31, 2003	78,796,146	78,796	3,901,379	(125,000)	(324,548)	(3,160,751)	(48,018)	321,858
Issuance of common stock for cash	14,244,836	14,245	2,127,218	-	-	-	-	2,141,463
Issuance of common stock for services received	12,113,382	12,114	908,047	-	-	-	-	920,161
Issuance of common stock loan interest	-	-	-	-	-		-
Issuance of common stock for acquisition	4,500,000	4,500	4,090,000	-	-	-	-	4,094,500
Conversion of notes payable and interest	646,322	646	201,327	-	-	-	-	201,973
Issuance of common stock for stock dividend	10,632,213	10,632	(10,632)	-	-	-	-
Employee Compensation Fund	290,000	290	213,645	-	-	-	-	213,935
Stock-based compensation	-	-	(5,299)		71,230	-	-	65,931
Comprehensive loss	-	--	-	-	--	-	(30,107)	(30,107)
Net Loss for the year ended December 31, 2004	-	-	-	-	-	(7,910,925)	-	(7,910,925)

Balance, December 31, 2004	121,222,899	$121,223	$11,425,685	$(125,000)	$(253,318)	$(11,071,676)	$(78,125)	$18,789

The accompanying notes are an integral part of these consolidated financial statements.

VIPER NETWORKS, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows

	Year Ended December 31,

	2004	2003

Cash flows from operating activities:
Net loss	$(7,910,925)	$(2,200,854)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	291,549	54,052
Allowance for doubtful accounts and sales returns	76,272	-
Amortization of stock-based compensation	65,931	4,426
Amortization of stock-based interest	19,944	32,381
Impairment of purchased intangibles	4,616,038	794,938
Stock based compensation	948,163	950,081
Interest accrual	(1,446)	14,347
(Gain) on sale of marketable securities	(15,761)	(13,173)
Changes in assets and liabilities:
Accounts receivable	(52,736)	(42,993)
Inventories	(72,020)	-
Prepaid expenses	739	(17,941)
Other current assets	(35,039)	(1,750)
Accounts payable	240,061	18,458
Accrued liabilities	22,268	2,047
Accounts payable related party	-	(58,618)
Taxes payable	(885)	1,746
Deferred revenues	79,625	-

Net cash used in operating activities	(1,728,222)	(462,853)

Cash flows from investing activities:
Acquisitions, net of cash acquired	(757,091)	15,436
Purchases of property and equipment	(182,594)	(13,931)
Proceeds from sale of property and equipment	5,056
Purchases of marketable securities	-	(43,515)
Sales of marketable securities	-	13,595

Net cash used in investing activities	(935,629)	(28,415)

The accompanying notes are an integral part of these consolidated financial statements.

VIPER NETWORKS, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (Continued)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,355,398	463,215
Net borrowing (repayments) under revolving credit lines	(107,661)	(72)
Repayment of debt from acquisition	(269,500)	-
Proceeds from short term debt	143	40,850
Repayments of short term debt	(15,000)	(27,000)
Proceeds from shareholder loans	595,298	136,158
Repayments of shareholder loans	(70,560)	(107,960)
Proceeds from convertible loans	150,000	175,000
Repayments of convertible loans	(75,000)	(75,000)
Payments on capital lease obligations	(35,086)	(9,695)
Stock subscription deposits	11,435	61,415

Net cash provided by financing activities	2,539,467	656,911

Net increase in cash	(123,384)	165,643
Cash at the beginning of the year	170,340	4,697

Cash at the end of the year	$46,956	$170,340

Supplemental schedule of cash flow activities
Cash paid for:
Interest	$20,839	$12,6465
Income taxes	$800	$800
Non-cash investing and financial activities:
Common stock issued for business acquisition	$4,094,500	$1,118,330
Common stock issued in payment of services	$920,161	$958,225
Common stock issued in payment of convertible loans	$201,973	$-
Common stock issued in payment of convertible loan interest	$-	$52,325

The accompanying notes are an integral part of these consolidated financial statements.

VIPER NETWORKS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Organization

The consolidated financial statements presented are those of Viper Networks, Inc. and its wholly-owned Subsidiaries (the “Company”).

We are a leading provider of Voice over Internet Protocol, or VoIP, communications products and services.  The company has evolved from a pioneer in selling VIPER CONNECT, a “push to talk” technology developed by ITXC, to a next generation provider of high-quality telecommunication services and technology for internet protocol, or IP telephony applications. We utilize our VoIP technology to transmit digital voice communications over data networks and the Internet.

Viper Networks, Inc. (“Viper-CA”) was incorporated on September 14, 2000 under the laws of the State of California. Taig Ventures, Inc. (“Taig”) was incorporated under the laws of the State of Utah on February 28, 1983.

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

On December 29, 2000, Taig changed its name to Viper Networks, Inc. (“Viper-UT”) and authorized a reverse split of the Company’s common stock on a 1-for-12 basis.

b. Basis of presentation

The Company’s consolidated financial statements are prepared using the accrual method of accounting and include Viper-CA and its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated.

c. Inventories

Inventories are stated at the lower of cost or market using the first-in first-out method. Inventory costs include international inbound freight, duty and custom fees.

d. Estimates

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

VIPER NETWORKS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

e. Property and equipment

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

f. Long lived assets

All long lived assets are evaluated yearly for impairment per Statement of Financial Accounting Standards, No.121 (“SFAS 121”), “Accounting for the Impairment of Long-Lived Assets”. Any impairment in value is recognized as an expense in the period when the impairment occurs.

g. Revenue recognition

The Company recognizes revenues and the related costs for voice, data and other services along with product sales when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the fee is fixed or determinable, and collection of the resulting receivable is probable.  Support and maintenance sales will be recognized over the contract term.  Amounts invoiced and collected in advance of product or services provided will be recorded as deferred revenue.  The Company accrues for warranty costs, sales returns, and other allowances based on its experience.

h. Stock-based compensation

Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation”, provides for the use of a fair value based method of accounting for stock-based compensation.  However, SFAS 123 allows the measurement of compensation cost for stock options granted to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”, which only requires charges to compensation expense for the excess, if any, of the fair value of the underlying stock at the date a stock option is granted (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock.  The Company has elected to account for employee stock options using the intrinsic value method under APB 25.  By making that election, the Company is required by SFAS 123 to provide pro forma disclosures of net loss as if a fair value based method of accounting had been applied.

In accordance with the provisions of SFAS 13, all other issuances of stock, stock options or other equity instruments to employees and non-employees as the consideration for goods or services received by the Company are accounted for based on the fair value of the equity instrument issued (unless the fair value of the consideration received can be more reliably measured).  During the year ended December 31, 2004 and 2003, the Company recognized $323,005 and $549,557 and $468,856 and $495,750 of expense relating to the grant of common stock to non-employees and employees, respectively, for services which are included in the accompanying consolidated statements of operations.  The value of these shares was determined based upon over the counter closing prices.

VIPER NETWORKS, INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

i. Income taxes

Current income tax expense (benefit) is the amount of income taxes expected to be payable (receivable) for the current year.  A deferred tax asset and/or liability is computed for both the expected future impact of differences between the financial statement and tax bases of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards.  Deferred income tax expense is generally the net change during the year in the deferred income tax asset and liability.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be “more likely then not” realized in future tax returns.  Tax rate changes are reflected in income in the period such changes are enacted.

j. Net loss per share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the periods presented.  Diluted loss per share has not been presented because the assumed exercise of the Company’s outstanding options and warrants would have been antidilutive.  Options and/or warrants will have a dilutive effect only when the average market price of the common stock during the period exceeds the exercise price of the options and/or warrants.  There were options to purchase 4,250,000 shares of common stock and 20,019,150 warrants potentially issuable at December 31, 2002 which were not included in the computation of net loss per share.

	Year Ended December 31,

	2004	2003

Net loss (numerator)	$(7,910,925)	$(2,220,854)
Weighted average shares outstanding for basic net loss per share (denominator)	101,961,298	37,243,157

Per share amount	$(0.08)	$(0.06)

VIPER NETWORKS, INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

k. Concentrations of Risk

The Company owns 50 acres of real property where it plans to sell lots for residential development and build a communications facility.  The property is located in Mexico which has a developing economy.  Hyperinflation, volatile exchange rates and rapid political and legal change, often accompanied by military insurrection, have been common in this and certain other emerging markets in which the Company may conduct operations.  The Company may be materially adversely affected by possible political or economic instability in Mexico.  The risks include, but are not limited to terrorism, military repression, expropriation, changing fiscal regimes, extreme fluctuations in currency exchange rates, high rates of inflation and the absence of industrial and economic infrastructure.  Changes in land development or investment policies or shifts in the prevailing political climate in Mexico in which the Company plans to sell lots for residential development and build a communications facility could adversely affect the Company’s business.  Operations may be affected in varying degrees by government regulations with respect to development restrictions, price controls, export controls, income and other taxes, expropriation of property, maintenance of claims, environmental legislation, labor, welfare, benefit policies, land use, land claims of local residents, water use and mine safety.  The effect of these factors cannot be accurately predicted.

l. New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs – an amendment of ARB No. 43, Chapter 4.  This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  Paragraph 5 of ARB 43, Chapter 4, previously stated that “… under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges…” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.”  In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The adoption is not expected to have a material effect on the Company’s results of operations or financial conditions.

In December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions—an amendment of FASB Statements No. 66 and 67” (“SFAS 152). This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions.  The accounting for those operations and costs is subject to the guidance in SOP 04-2.  This Statement is effective for financial statements for fiscal years beginning after June 15, 2005, with earlier application encouraged.  The adoption is not expected to have a material effect on the Company’s results of operations or financial conditions.

VIPER NETWORKS, INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

l. New Accounting Pronouncements (continued)

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) published Statement of Financial Accounting Standards No. 123 (Revised 2004), Shared-Based Payment (“SFAS 123R).  SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements.  Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans.  The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005.  Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005.  Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements.  Management is assessing the implications of this revised standard, which may materially impact the Company’s results of operations in the third quarter of fiscal year 2005 and thereafter.

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary transactions (“SFAS 153”).  This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception of exchanges of nonmonetary assets that do not have commercial substance.  Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss.  SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005.  The adoption is not expected to have a material effect on the Company’s results of operations or financial conditions.

NOTE 2 -	GOING CONCERN

The Company’s consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred a loss from inception on September 14, 2000 through December 31, 2004, which has resulted in an accumulated deficit of $11,071,677 at December 31, 2004 which raises doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

It is the intent of management to continue to develop its voice and data services to Web-based customers and expand its Voice-over-Internet Protocol networks for businesses, institutions, and Internet Service Providers (ISP).

Company management will seek additional financing through new stock issuances and lines of credit.

VIPER NETWORKS, INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements

NOTE 3 -	ACQUISTIONS

During June and July 2003, the Company purchased 100% of the stock in Worldlink-C.com, Inc. doing business as Coliance Communications, Inc. (“Coliance”), a seller of VoIP hardware.  As consideration for the purchase, the Company issued to Coliance shareholder’s an aggregate of 17,000,000 shares of the Company’s Common Stock and 200,000 shares of the Company’s Preferred Stock for an aggregate purchase price of $750,005. All of the Preferred Stock was later converted into two notes payable aggregating $200,000.  As part of the transaction, Mr. Stephen Young and Mr. Ronald Weaver joined the Company’s management team and Board of Directors as Chairman and President and as Chief Executive Officer, respectively.  Management intends to add Coliance’s VoIP products to the Company’s existing VoIP business strategy.

During October 2003, the Company purchased 100% of the stock in Mid-Atlantic International, Inc. (“Mid-Atlantic) from Mr. Farid Shouekani.  Mid-Atlantic owns and operates a global VoIP network and billing servers in Rochester Hills, Michigan.  As consideration for the purchase, the Company issued 5,102,000 shares of the Company’s Common Stock and $269,500 payable in cash for an aggregate purchase price of $779,700. Mr. Shouekani became Chief Technical Officer and a Director of the Company.  Management intends to deploy its VoIP products over the Mid-Atlantic network to capture recurring monthly revenue.

During January 2004, the Company acquired 100% of the membership interest in Adoria Communications, LLC (“Adoria”) from Mr. James Balestraci, the sole member.  Adoria owns and operates a global VoIP network with operations in Boston, Mass.  As consideration for the purchase, the Company issued an aggregate of 2,500,000 shares of the Company’s Common Stock, with 500,000 of these shares (the “Performance Shares”) subject to the condition that Adoria’s financial results in 2004 must equal or exceed its financial results in 2003, and $500,000 payable in cash for an aggregate purchase price of $3,574,500.  In the event that Adoria’s financial results in 2004 do not equal or exceed its 2003 results, the Performance Shares are to be cancelled and returned as treasury stock.  Mr. Balestraci joined the Company as Chief of International Wholesale Operations and a Director.  Management intends to consolidate the wholesale VoIP operations of Mid-Atlantic and Adoria and expand the Company’s global network into India and Europe through this investment.

During May 2004, the Company acquired an aggregate 50% of the membership interests of Brasil Communications, LLC (“Brasil LLC”) in two concurrent transactions with Software Innovations, Inc. (“SII”) and Brasil LLC.  Brasil LLC owns and operates a VoIP network with licenses and operations in Brazil and El Salvador.  As consideration for the purchase, the Company issued 2,000,000 shares of the Company’s Common Stock to SII and $350,000 payable in cash to Brasil LLC.  Management intends to expand the Company’s global VoIP network and hardware sales into Latin America through this investment.

VIPER NETWORKS, INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements

NOTE 4 -	COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

December 31,
2004

Accounts receivable, net of allowance for doubtful accounts and sales returns:
Accounts receivable	$198,220
Allowance for doubtful accounts	(73,245)
Allowance for sales returns	(3,027)

$121,948

Other current assets:
Prepaid expenses	$17,764
Employee travel and payroll advances	16,207
Arbitration bond with the courts	15,000
Deposits	10,353

$59,324

Property and equipment, net:
Routing and networking systems	$742,763
Computers and office equipment	111,786

854,549
Less accumulated depreciation
amortization	(357,323)

$497,226

Accrued Liabilities:
Wages and payroll tax	$26,352
Stock based bonuses	20,400
Other accruals	15,163

$61,915

VIPER NETWORKS, INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements

NOTE 5 -	STOCK SUBSCRIPTION RECEIVABLE

During September 1998, the Company entered into an agreement with a related party to purchase 50 acres of real property known as the Hills of Bajamar, located in Ensenada, Mexico that is valued at predecessor cost of $125,000. The Company intended to sell lots for residential development and build a communications facility for residents in the surrounding area.

As consideration for the land, the Company issued 3,000,000 shares of its series B Preferred Stock and stock warrants to purchase 1,000,000 shares of Common Stock.  During June 2003, the Company negotiated a settlement and release with the Class B preferred stockholder whereby the Preferred Stock and stock warrants were exchanged for 400,000 shares of the Company’s Common Stock and the cumulative undeclared dividend was not declared.

As of the date of these financial statements, the Company had not received clear title to the land. Accordingly, the value of the land has been classified as a stock subscription receivable. The 400,000 share certificate is being held by the Company.

NOTE 6 -	RELATED PARTY TRANSACTIONS

During Fiscal 2004, the Company’s shareholders incurred expenses on behalf of the Company in the amount of $120,912, which will be repaid in the normal course of business.

During Fiscal 2003, the company’s shareholders incurred expenses on behalf of the Company in the amount of $89,094 which will be repaid in the normal course of business.  During Fiscal 2003, the company agreed to reimburse a stockholder $12,000 and $1,200 for office rental and utilities, respectively, as the use of the stockholder’s personal residence.

During Fiscal 2004, the Company’s shareholders advanced the company $753,041 under one and two year promissory notes. At December 31, 2004, outstanding advances from shareholders were $607,094.

NOTE 7 –	STOCK SUBSCRIPTION DEPOSIT

As of December 31, 2004, the company had received a total of $81,380 for the purchase of 904,000 shares of common stock. The shares were issued subsequent to December 31, 2004.  The $81,380 is recorded as a stock subscription deposit at December 31, 2004.

VIPER NETWORKS, INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements

NOTE 8 -	INCOME TAXES

Due to the Company’s net loss position from inception on September 14, 2000 to December 31, 2004, there was no provision for income taxes recorded.  The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate:

	Year ended December 31,

	2004	2003

Tax provision (benefit) at statutory rate	(35)%	(35)%
State tax, net of federal benefit	(4)%	(2)%
Permanent differences	8%	19%
Valuation allowance	31%	18%

	-%	-%

The components of net deferred tax assets are as follows:

December 31,
2004

Deferred tax assets:
Net operating loss carryforward	$3,396,678
Other assets	1,391

3,398,069
Less valuation allowance	(3,398,069)

$-

As a result of the Company’s losses to date, there exists doubt as to the ultimate realization of the deferred tax assets.  Accordingly, a valuation allowance equal to the total deferred tax assets has been recorded at December 31, 2004.

At December 31, 2004, the Company had federal and state net operating loss carryforwards for tax purposes of approximately $8,336,000 and $7,599,000 which may be available to offset future taxable income and which, if not used, begin to expire in 2010 and 2012, respectively.

NOTE 9 -	COMMITMENTS AND CONTINGENCIES

Operating Lease Obligation

In October 2000, the Company entered into a month-to-month lease for its office space.  In July 2001, the company entered into a month-to-month agreement to reimburse a shareholder for office space utilized within the shareholder’s personal residence.  Rent expense for the year ended December 31, 2004 and 2003 was $43,328 and $44,483, respectively.

VIPER NETWORKS, INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements

NOTE 9 -	COMMITMENTS AND CONTINGENCIES (continued)

Equity Incentive Plan

In December 2000, the Company’s shareholders adopted the 2000 equity incentive plan (the “2000 Plan”) for the benefit of employees, directors, advisors and consultants of the Company. In December 2002, the Company’s shareholders increased the shares authorized within the 2000 Plan by 10,500,000 shares. Under the plan, the Company may grant stock options or awards at a maximum of 12,000,000 shares. At December 31, 2004, there were 8,400,000 shares of the Company’s Common Stock available for grant under the 2000 Plan.

NOTE 10 -	PREFERRED STOCK

a. Preferred Stock - Class A

The Company has authorized 100,000 shares of non-voting Class A preferred stock, at a par value of $1.00 per share.  These shares are convertible into common stock at a ratio of 500 shares of common stock for each share of Class A preferred stock.  There were no shares issued and outstanding at December 31, 2004.

b. Preferred Stock - Class B

The Company has authorized 10,000,000 shares of non-voting Class B preferred stock, at a par value of $1.00 per share.  These shares accumulate dividends at a rate of 15% per annum and are convertible into common stock at a $1.00 per share or the market price for the 10 day average prior to the date of conversion, whichever is less, but in no event less than 75 cents per share.  There were no shares issued and outstanding at December 31, 2004.

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

During Fiscal 2004, the Company issued 14,244,836, 12,113,382, 4,500,000, 646,322, and 10,632,213 shares for cash, in payment of services, for acquisitions, in conversion of notes and accrued interest, and a stock dividend, respectively.

NOTE 12-	STOCK OPTIONS

During December 2000, the Company adopted the 2000 Plan which provides for the issuance of the Company’s Common Stock to employees and directors of the Company and its affiliates. The Company has reserved 12,000,000 shares of Common Stock for which incentive stock options and non-statutory stock options to purchase shares of the Company’s Common Stock, limited rights, and stock awards may be granted.

VIPER NETWORKS, INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements

NOTE 12-	STOCK OPTIONS (continued)

Options and limited rights granted under the 2000 Plan shall be exercisable at such time or upon such events and subject to the terms, conditions, vesting, and restrictions as determined by the board of directors or the compensation committee (the “Plan Committee”) of the Company provided however that no option shall be exercisable after the expiration of ten years from the date of grant.  The exercise price of options granted under the 2000 Plan will be equal to the fair market value of the Company’s Common Stock as determined by the Plan Committee on the date of grant.  If, at the time of grant, an incentive stock option is granted to a 10% beneficial owner, as defined, the exercise price will not be less than to 110% of the fair market value of the Company’s Common Stock and the option shall not be exercisable after the expiration of five years.

Stock awards granted under the 2000 Plan shall be subject to the terms, conditions, vesting, and restrictions as determined by the Plan Committee.

At December 31, 2004, there were 8,400,000 shares of the Company’s Common Stock available for future grant under the 2000 Plan.

A summary of the Company’s stock options as of December 31, 2004 and 2003 and changes during the periods is as follows:

	Year ended December 31,

	2004		2003

	Options	Weighted average exercise price	Options	Weighted average exercise price

Outstanding at the beginning of the period	3,250,000	$0.132	1,000,000	$0.074
Granted	1,000,000	0.488	2,250,000	0.158
Exercised	-	-	-	-
Cancelled	(650,000)	0.116	-	-

Outstanding at the end of the period	3,600,000	$0.234	3,250,000	$0.132

Vested at the end of the period	990,000		340,000
Exercisable at the end of period	3,600,000		3,250,000
Weighted average fair value per option of options granted during the period		$0.4880		$0.1514

VIPER NETWORKS, INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements

NOTE 12-	STOCK OPTIONS (continued)

The following table summarizes information regarding employee stock options outstanding at December 31, 2004.

		Options Outstanding		Options Exercisable

Exercise prices	Number Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price

$0.034	600,000	3.6	$0.034	600,000	$0.034
$0.037	500,000	3.0	$0.037	500,000	$0.037
$0.110	500,000	1.7	$0.110	500,000	$0.110
$0.248 - 0.273	1,000,000	4.0	$0.261	1,000,000	$0.261
$0.450 - 0.526	1,000,000	4.6	$0.488	1,000,000	$0.488

	3,600,000	6.5	$0.234	3,600,000	$0.234

Stock-based compensation is recognized using the intrinsic value method.  In connection with the grant of stock options to employees, the company recorded unearned stock-based compensation within stockholders’ deficit of $50,000 during the year ended December 31, 2004 representing the difference between the estimated fair value of the common stock determined for financial reporting purposes and the exercise price of these options at the date of grant.  Amortization of unearned stock-based compensation, net of any charges reversed during the period for the forfeiture of unvested options, was $65,931 and $4,426 for the years ended December 31, 2004 and 2003, respectively.

At December 31, 2004, the unearned stock-based compensation of $253,318 will be amortized as follows:   $62,448 in 2005, $62,448 in 2006, $62,448 in 2007, $58,891 in 2008, and $7,083 in 2009.  The amount of stock-based compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited.

The Company estimated the fair value of each option grant at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the years ended December 31, 2004 and 2003; no dividend yield, expected volatility of 200.7% and 331.1%, risk-free interest rates of 4.43% and 3.43%, and expected lives of 10.0 and 6.7 years, respectively.

VIPER NETWORKS, INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements

NOTE 12 -	STOCK OPTIONS (continued)

Had compensation cost for the Company’s stock-based compensation plan been determined based on the fair value at the grant dates for awards under those plans consistent with the method described in SFAS 123, the Company’s net loss would have been as follows:

	Year Ended December 31,

	2004	2003

Net loss:
As reported	$(7,910,925)	$(2,200,854)
Pro forma	$(8,027,429)	$(2,211,813)

Basic loss per share:
As reported	$(0.08)	$(0.06)
Pro forma	$(0.08)	$(0.06)

NOTE 13 -	SUBSEQUENT EVENTS

On February 4, 2005, the Company entered into five stock subscription agreements for an aggregate of 33,333,335 shares of the Company’s Common Stock in exchange for $5,000,000 in US Treasury Bonds, with both the Company’s shares and the $5,000,000 being placed into escrow.  Concurrent with the execution of the agreements, the Company purchased from Cogent Capital for $1 a call option to repurchase at the end of two years 80% of the shares of Common Stock sold at the then current market price.  Also concurrent with the agreements, the Company entered into an equity swap arrangement with Cogent Capital for $50,000 and 3,333,333 shares of the Company’s Common Stock that entitles the Company to receive and obligate the Company to pay the price return of 75% of the shares issued in two years, or sooner if the shares are registered for sale under the Securities Act of 1933.  The equity swap also provides for the exchange of certain cash flows, as defined in the agreement.

On January 31, 2005, the Company granted stock options from the 2000 Plan to Officers for an aggregate of 5,150,000 shares and to an employee for 100,000 shares exercisable at $0.200; the options expire on January 31, 2015

During February 2005, the Company closed an $180,000 private placement resulting in the issuance of an aggregate of 3,000,000 shares of the Company’s Common Stock.

Also during February 2005, the Company entered into a one year services agreement with Rhino Capital, Inc. (“Rhino”) to assist the Company in obtaining a listing on a national stock exchange, raising capitol, and investor relations.  The services are payable with an aggregate of 1,250,000 shares of the Company’s Common Stock and an aggregate of $30,000 in cash.

On March 8, 2005, the Company granted stock options from the 2000 Plan to an officer for 3,000,000 shares exercisable at $0.230; the options expire on March 8, 2015.

VIPER NETWORKS, INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements

NOTE 13 -	SUBSEQUENT EVENTS (continued)

Also during March 2005, the Company closed a $271,000 private placement resulting in the issuance of an aggregate of 3,011,111 shares of the Company’s Common Stock.

At various times during 2005, the Company borrowed an aggregate of $115,000 form Officers and Directors to fund operations; the amounts will be repaid from available cash flows.  During 2005, the Company repaid an aggregate of $60,000.