Form 10KSB
period 2003-12-30
VIPER NETWORKS INC
filed 2005-04-21
CIK 1133192

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒       Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

☐       Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 003-2939

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

Yes ☐ No ☒

           Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

           State issuer's revenues for its most recent fiscal year: $433,376.

          The aggregate market value of the voting stock held by non-affiliates (30,865,678 shares of Common Stock) was $11,220,761 as of December 31, 2003.  The stock price for computation purposes was $0.36. This value is not intended to be a representation as to the value or worth of the Registrant's shares of Common Stock.  The number of shares of non-affiliates of the Registrant has been calculated by subtracting shares held by persons affiliated with the Registrant from outstanding shares.  The number of shares outstanding of the Registrant's Common Stock as of December 31, 2003 was 78,796,146.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Number of Common Shares outstanding as of December 31, 2003 was 78,796,146.

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

Transitional Small Business Disclosure Format (check one):

Yes ☐ No ☒

VIPER NETWORKS, INC.

Available Information

          Information about our Company is available to the public on our website (www.vipernetworks.com).  We file reports with the Securities and Exchange Commission, or SEC, which are available on our website. These reports include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports, each of which is provided on our website after we electronically file such materials with or furnish them to the SEC. You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1.800.SEC.0330. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

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

          On October 15, 2003, the Company entered into a Securities Merger Agreement (the “Mid-Atlantic Agreement”) with Farid Shouekani in connection with the purchase of all the common stock (the “Mid-Atlantic Shares”) of Mid-Atlantic International, Inc., a Michigan corporation (“Mid-Atlantic”) from Farid Shouekani.  Under the terms of the Mid-Atlantic Agreement, the Company acquired all of Mr. Shouekani’s Mid-Atlantic Shares in exchange for: (1) $50,000 cash within 21 days of Closing; and (2) an aggregate of 7,235,000 shares of the Company’s Common Stock with 4,235,000 of these shares (the “Special Shares”) subject to certain redemption rights (the “Redemption Rights”), at the option of Mr. Shouekani at a redemption price of $0.17 per Special Share as provided by the Mid-Atlantic Agreement. All of the Redemption Rights expire on January 15, 2003 and are secured by Mid-Atlantic’s assets.  As of December 31, 2003, Mr. Shouekani did not exercise his Redemption Rights over the Special Shares. Any Special Shares that have not been redeemed, the Company is obligatedto reacquire at a price of $0.17 per share on or before January 15, 2004.  Mr. Shouekani also became a Director of the Company.

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

          We branded and shipped our first VoIP product, our flagship, vPhone, in June of 2003, and acquired our first global VoIP network with gateways and a billing server in Detroit, Michigan in October of 2003, through our acquisition of Mid-Atlantic International, Inc. Our gateways are located in Egypt, Ghana, India, Israel, Lebanon, Saudi Arabia, Sri Lanka, Syria, and the United Kingdom.

          In fiscal 2003 substantially all of the Company's revenues were generated from the sale and provisioning of VoIP products, services and technology with approximately 95% of our sales revenues derived from the sale of services and 5% from the sale of products as described in the section entitled, “Products and Services” below.  We do not own or hold any proprietary or intellectual property rights to the technology used in the vPhone product.

          Our corporate structure is primarily organized around two wholly owned operating subsidiaries:

          Mid-Atlantic International, Inc., which we acquired on October 15, 2003, sells wholesale minutes on our VoIP network to other telecommunications providers through our internal sales force. We have de-emphasized our traditional carrier services, and to that end, we have attempted to limit our activity to selected carriers, particularly those with which we have bilateral carrier agreements.

          Viper Networks, Inc., which we acquired in November 2000, offers an alternative to traditional telephone companies through its flagship product, the “vPhone”. The vPhone allows voice telephone calls to be placed to any phone number in the world at a substantial savings.  As of December 31, 2003, we had approximately 1,000 active accounts using our vPhone.

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

Our Strategy

          Our strategy is to become a profitable, leading provider of VoIP telephony products and services worldwide. Our current network consists of gateways in major population centers from which we currently serve 40 markets on a consistent basis.  Our goal, if we are able to expand our VoIP network and successfully implement our strategy, is to serve 108 major population markets worldwide.  We also seek to expand our relationships with other providers who can “partner” with us and, if our financial resources allow, to acquire other companies that possess complimentary resources that fit within our overall strategy.

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

Develop additional distribution channels.  We have established relationships with several resellers and distributors of telecommunications products. To further accelerate growth of our vPhone and future consumer and enterprise offerings, we intend to build upon our existing relationships and establish new relationships with distributors, value added resellers and system integrators, other service providers and retailers with strong local sales and marketing channels to make our products more readily available and accessible to potential customers of our service.

Focus Viper Networks on Opportunities in Emerging Markets and New Service Offerings.  Viper Networks’ Mid-Atlantic International, Inc., targets international markets undergoing telecommunications deregulation, which we believe will provide high margin opportunities. As our financial resources allow, we seek to continue to enhance and expand our global VoIP network by expanding into new markets by expansion, acquisition and strategic alliances. Our plan is to develop, expand and integrate new services into our existing managed platform.

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

Products and Services

vPhone

          The vPhone is a USB powered telephone device that allows calls to be placed to any phone number in the world over our global VoIP network. The vPhone:

•	Works with Dial-Up or Broadband Internet connections.

•	Allows our customers to pay only for the minutes used without monthly fees, contracts or hidden charges.

•	Connects and installs in minutes with the included vPhone Software and USB cable.

•	Allows customers to purchase additional minutes from a convenient online account.

Wholesale Operations

          Mid-Atlantic International, Inc. sells wholesale minutes on our VoIP network to other telecommunications providers through our internal sales force. We have de-emphasized our traditional carrier services, and to that end, we have attempted to limit our activity to selected carriers, particularly those with which we have bilateral carrier agreements.

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

          We offer individuals and businesses the opportunity to become resellers of our products and services through our distributor and reseller programs. Resellers are able to purchase bulk accounts and hardware at reseller specific rates and prices that they are then able to resell these accounts to private individuals under the Viper Networks brand.  In certain circumstances, resellers are able to purchase bulk accounts and hardware at reseller specific rates and prices that they are then able to resell these accounts to private individuals under a private brand.  We have not found that the resellers have had any impact on our marketing and selling efforts since they allow us to resell unsold minutes.

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

          We maintain a system which is a software-based product that manages call admission, call control and routes calls to an appropriate endpoint. Unless the recipient is using an Internet telephony device, the packetsare sent to a gateway belonging Viper Networks or to one of our partner telecommunications carriers where the packets are reassembled and the call is transferred to the PSTN (Public Switched Telephone Network) and directed to a regular telephone anywhere in the world. Our billing and back office systems manage and enroll customers and bill calls as they originate and terminate on the service.  If sufficient additional financial resources are available, we may look to acquire additional gateways in Beijing, Hong Kong, Osaka, Philippines, Seoul, Singapore, and Thailand as market conditions and suitable opportunities arise.

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

          As of December 31, 2003, we had 6 full time employees and numerous other part time employees and independent contactors.

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

1.  Continued Operating Losses & Early-Stage Company.  The Company has incurred $2,200,854 in losses during the twelve months ending December 31, 2003 and cumulative losses of $3,160,751 since the Company’s inception through December 31, 2003. The Company is an early-stage company and may well incur significant additional losses in the future as well and there can be no assurance that the Company will be successful or that it will be profitable in the future.

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

6.  Recent Acquisitions, Limited History of Operations.  During the fiscal year ending December 31, 2003, we generated $433,376 in sales revenues, primarily through our acquisition of Coliance and Mid-Atlantic in 2003. We will need to further increase our revenues and successfully develop and implement our business strategy in an ever-changing and challenging marketplace if we are to succeed. In the event that we are not able to successfully develop and implement our business strategy, we may be subject to continuing significant risks and resulting financial volatility. Our limited history and the continuing technological and competitive challenges that we face are beyond our ability to control.  For these and other reasons we may incur continuing and protracted losses with the result that an investor may lose all or substantially all of their investment.

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

14.  Control.  Our officers and directors directly and indirectly hold an aggregate of 38,430,468 shares of the Company’s common stock (before including any shares issuable upon exercise of any options).  This represents approximately 48.7% of the Company’s total outstanding shares as of December 31, 2003 and thereby allows the Company’s officers and directors to retain significant influence over the Company.

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

16.  Dependence Upon Key Personnel and New Employees.  We believe that our success will depend, to a significant extent, on the efforts and abilities of Ronald G. Weaver, Jason A. Sunstein, John L. Castiglione, Farid Shouekani, and Stephen D. Young. The loss of the services of any of them could have a material and continuing adverse effect on the Company.  Our success also depends upon our ability to attract and retain qualified employees.  Hiring to meet our anticipated operations will require that we assimilate significant numbers of new employees during a relatively short period of time.

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

21.  Matter of Public Market and Rule 144 Stock Sales.  As of December 31, 2003, there were 58,507,990 shares of the Company’s Common Stock that were “restricted securities” and which may be sold pursuant to Rule 144.  Since September 16, 2002, we have had a limited public trading market for our Common Stock in the “Pink Sheets” market. Since that date trading volumes have been volatile with sporadic liquidity levels.  Further, our Common Stock is (as of the date of the filing of this Report) a “Penny Stock” and for this reason we face continuing difficulties in our efforts to gain a liquid trading market and there can be no assurance that any liquid trading market will ever develop or, if it does develop, that it can be maintained. In the event that we are able to complete the filing of all periodic reports (the “Periodic Reports”) required by Section 13(a) of the Securities Exchange Act of 1934 (the "Exchange Act"), we may be able to avoid any significant adverse enforcement action by the SEC arising out of our lack of compliance with the Exchange Act. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell in brokerage transactions, an amount not exceeding in any three month period 1% of our outstanding Common Stock. Further, unless the Company can complete all of the required Periodic Reports and remain current in the filing of all future Periodic Reports, persons holding restricted stock will not be able to avail themselves of the safe harbor provisions of Rule 144. Persons who are not affiliated with the Company and who have held their restricted securities for at least two years are not subject to the volume limitation. In any trading market for our Common Stock, possible or actual sales of our Common Stock by present shareholders under Rule 144 may have a depressive effect on the price of our Common Stock even if a liquid trading market develops.

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

Hills of Bajamar Industrial Space

          During September 1998, we entered into an agreement with a related party to purchase 50 acres of real property known as the Hills of Bajamar, located in Ensenada, Mexico.  The property is valued at a predecessor cost of $125,000.  We intended to sell lots for residential development and build a communications facility for residents in the surrounding area.  As consideration for the land, the Company issued 3,000,000 shares of our Series B Preferred Stock. On June 30, 2001, all of the Series B Preferred Stock was converted into 400,000 shares of our Common Stock.  As of December 31, 2003, the Company had not received clear title to the land.

Item 3.  Legal Proceedings

          None.

Item 4.  Submission of Matters to a Vote of Security Holders

          Certain matters were submitted to the Company’s common stockholders for approval in December of 2003.  On December 29, 2003, the Board of Directors and a majority of the Company’s common stockholders approved the following:

ITEM 1 – CAPITALIZATION

UPON MOTION, IT WAS RESOLVED to amend the authorized capital of the Corporation to include 250,000,000 shares of common stock with a par value of $.001, 100,000 Class A Preferred shares with a par value of $.001; and 10,000,000 Class B Preferred shares with a par value of $.001.  All voting rights of the Corporation shall be exercised by the holders of the common stock, with each share of common stock being entitled to one vote.  All shares of common stock shall have equal rights in the event of dissolution or final liquidation.

ITEM 2 – RATIFICATION OF AUDITORS
UPON MOTION, IT WAS RESOLVED to approve a resolution to allow management and at the discretion of management to interview and appoint new independent public accountants.

ITEM 3 – 2000 EQUITY INCENTIVE PLAN

UPON MOTION, IT WAS RESOLVED to approve a resolution to increase the amount of stock held in reserve for the Company’s 2000 Equity Incentive Plan.  The amount and issuances will be at the discretion of management, within the guidelines set within the 2000 Equity Incentive Plan and pursuant to the Plan.

ITEM 4 – CONTINUATION OF THE COMPANY’S ARTICLES OF INCORPORATION FROM UTAH TO NEVADA

UPON MOTION, IT WAS RESOLVED to approve a resolution to allow management and at the discretion of management to take any and all action necessary to continue the Company’s Articles of Incorporation from the State of Utah to the State of Nevada.

ITEM 5 – ELECTION OF DIRECTORS

UPON MOTION, IT WAS RESOLVED to elect the following directors for the Company and hold office until the next Annual Meeting of the Shareholders: Ronald Weaver, Jason Sunstein, Stephen Young, John Castiglione and Farid Shouekani.

ITEM 6 – SPINOFF OF NEXTPHASE TECHNOLOGIES, INC.

UPON MOTION, IT WAS RESOLVED to allow Management to initiate a process to separate all of its non-VoIP (Voice of Internet Protocol) businesses from Viper Networks, Inc. through a spin-off which would result in a separate publicly traded company, NextPhase Technologies, Inc.  NextPhase, currently a wholly-owned subsidiary, will own interests in Consolidated Wireless, Inc., PC Mailbox, Inc., and our proprietary software, RealPerson. This transaction enables both companies to focus on their respective core areas of expertise while maintaining a strong relationship between the two organizations to ensure product innovation and resource sharing, as well as independent access to capital and debt markets.”

ITEM 7 – OTHER BUSINESS
UPON MOTION, IT WAS RESOLVED to present the business plan to the shareholders that has been received and considered by the directors of the Company.
UPON MOTION, IT WAS RESOLVED that Ronald Weaver will be promoted to Chairman of the Board, President and Chief Executive Officer and Stephen Young will remain a Board Member.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

          As of December 31, 2003, the Company's Common Stock traded in the non-Over the Counter "Pink Sheets" listed in the National Daily Quotations Service under the symbol, VPER.  Trading in the stock commenced on September 16, 2002 and only a limited and volatile trading market exists with only sporadic and limited interest by market makers.

          Stockholders who may seek to sell any Shares of the Common Stock will not likely find any significant liquidity and therefore may not be able to sell any significant volume of the Company’s Common Stock.  As of December 31, 2003, the Company had 338 stockholders and several market makers.

          The following table reflects the high and low prices of the Company's Common Stock for the two years ended December 31, 2003.

2003	High ($)	Low ($)
1st Quarter	$ .04	$ .01
2nd Quarter	$ .05	$ .01
3rd Quarter	$ .18	$ .02
4th Quarter	$ .49	$ .08

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

          In March 2001, the Company issued 541,550 shares of the Company’s Common Stock to twelve investors for gross proceeds of $48,500 in cash and $5,655 in payment of monies owed to Castle-Lion Corporation (“Castle-Lion”), a private corporation owned by John L. Castiglione, an officer and director of the Company.  Of the cash proceeds, $8,500 was from Six-Twenty Capital Management, Inc. (“Six-Twenty Capital”), a private corporation owned by Jason A. Sunstein, an officer and director of the Company.  The shares were offered and sold by the Company’s management without the use of an underwriter or NASD registered broker-dealer and no commissions were incurred by the Company in connection with the transaction. All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933. Each of the investors were sophisticated and experienced in financial, business, and investment matters and otherwise able to evaluate the merits and risks associated with the purchase of the Company’s securities.

          In September 2001, the Company offered and sold an aggregate of 1,167,882 shares of the Company’s Common Stock at $0.10 per share.  The Company received $12,100 in cash, with $2,100 received from Six-Twenty Capital, from the sale of 121,000 shares at $0.10 per share.  In addition,

400,000 shares were issued to Tri-National in conversion of the Class B Preferred Stock.  The remaining shares, totaling 646,882 shares, were issued to four persons as follows (each at a value of $0.10 per share): (a) 6,000 shares were issued in payment for programming services; (b) 210,000 shares were issued to James Wray, an officer and director of the Company in payment for services rendered during the period from January through June 2001; (c) 210,000 shares were issued to Jason A. Sunstein, an officer and director of the Company in payment for services rendered during the period from January through June 2001; (d) 220,882 shares were issued to John L. Castiglione, an officer and director of the Company in payment for services rendered during the period from January through June 2001 and in payment of monies owed for funds previously advanced to the Company.  All of the shares were offered and sold by the Company’s management without the use of an underwriter or NASD registered broker-dealer and no commissions were incurred by the Company in connection with the transaction. All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933.  Each of the investors were sophisticated and experienced in financial, business, and investment matters and otherwise able to evaluate the merits and risks associated with the purchase of the Company’s securities.

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

          During August 2003, the Company entered into an agreement for the purchase of a 50% interest in certain undeveloped real estate from a shareholder in exchange for 4,000,000 shares of the Company’s Common Stock.  During November 2003, the shareholder obtained a two year mortgage on the real estate and the Company received 50% ($124,500) of the net loan proceeds.

The real estate purchase agreement was subsequently rescinded, effective August 2003, with 4,000,000 shares of the Company’s Common Stock cancelled and the Company signed an Unsecured Subordinated Promissory Note with the shareholder due November 1, 2005.  All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933.  Each purchaser was sophisticated and experienced in financial, business, and investment matters and otherwise able to evaluate the merits and risks associated with the purchase of the Company’s securities.

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

Comparison of Fiscal Year Ending December 31, 2003 and Fiscal Year Ending December 31, 2002

          During the fiscal year ending December 31, 2003, we recorded $433,376 as net sales revenues. This compares to the fiscal year ending December 31, 2002 (the "Fiscal 2002") when we recorded $18,265 as net sales revenue.

          During Fiscal 2003, our Cost of sales was $296,853 which resulted in a gross margin as a percentage of net sales revenues of approximately 31.5%. This compares to Fiscal 2002 where our Cost of sales was $10,029 which resulted in a gross margin percentage of net sales revenues was approximately 45.09%. Competitive conditions, product and sales mix, and technology trends impacted our gross margin in both of these years.

          During Fiscal 2003 we incurred $1,462,567 in selling, general and administrative expenses. This compares to Fiscal 2002 when we incurred $565,424 in selling, general and administrative expenses.  The increase from Fiscal 2002 to Fiscal 2003 was due primarily to the increased average monthly amount of selling, general and administrative expenses incurred as the Company developing and implementing its business plan. Overall, selling, general and administrative expenses were primarily made up of wages and salaries, office expenses, fees and costs incurred for legal and accounting services, and other administrative costs.

          During Fiscal 2003, we recorded an Equity loss from unconsolidated subsidiaries of $29,400.  And during Fiscal 2003, we incurred an Operating Loss of $1,355,443 compared to an Operating Loss of $557,188 during Fiscal 2002. The increase in the amount of the loss in Fiscal 2003 was due primarily to the increased selling, general and administrative expenses we incurred as we completed the acquisition of Coliance Communications and later, of Mid-Atlantic International, Inc.

          During Fiscal 2003, we incurred interest expense of $60,495.  By comparison, during Fiscal 2002 we had interest expense of $5,738.  In addition, we had $8,173 in realized losses on marketable securities, other expenses of $3,048, and a charge of $790,041 for impairment of an intangible.  By comparison, in Fiscal 2002 we had $8,166 in Other Income.

          As a result, during Fiscal 2003 we had a net loss of $2,200,854 compared to Fiscal 2002 when we had a net loss of $554,760.

          Basic loss per share for Fiscal 2003 was $.06 compared to Fiscal 2002 when we had a basic loss per share of $0.08.  During Fiscal 2003, we had 37,243,157 weighted average shares outstanding. By comparison, during Fiscal 2002 we had 6,737,489 weighted average shares outstanding.

Liquidity and Capital Resources

          At December 31, 2003, we had $170,340 in cash. At the same time, we had $40,449 in other current assets. In contrast, as of December 31, 2003, our total current liabilities were $690,266 which consisted of $529,549 in short term debt and the current portion of certain long term debt. We also had $70,448 in Accounts payable, $5,159 in Accrued liabilities, $3,508 in Taxes payable, and $69,945 in stock subscription deposit.

          During Fiscal 2003, our cash needs were met primarily by the sale of common stock and loans from certain of our shareholders.  We can not be assured that we will continue to obtain funds from these or any other sources to meet our need for additional capital resources.

          Overall, our liquidity and access to capital is very limited.  Net Working Capital as of December 31, 2003 was ($804,396). We have not received any commitment for additional financing and given our development-stage, we may be limited to loans and other cash infusions from officers, directors, existing stockholders, and persons affiliated or associated with one or more of them.  If we are to implement our business plan, we will need to raise significant amounts of additional capital and during the period ending December 31, 2003 we had not received any commitment that any such additional financing would be forthcoming or, if could be obtained, that it can be obtained on reasonable terms in light of our circumstances at that time. In addition, if any financing should be obtained, existing shareholders will likely incur substantial, immediate, and permanent dilution of their existing investment.

          As of December 31, 2003, the Company expects that it will need at least $1,000,000 to cover our anticipated operating expenses for the twelve month period thereafter.

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

Item 8.  Changes in and Disagreements With Accountants

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

          The officers serve at the pleasure of the Board of Directors.  Information as to the directors and executive officers of the Company is as follows:

Name	Age	Position	Date Elected

Ronald G. Weaver	59	President, Chief Executive Officer & Director	2003
John L. Castiglione	32	Treasurer and Director	2000
Farid Shouekani	40	Director	2003
Jason A. Sunstein	32	V.P. Finance, Secretary, and Director	2000
Stephen D. Young	50	Chairman of the Board	2003

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

          Mr. Stephen D. Young, age 50, is Chairman of the Company and has held this position since June 2003. Prior to joining Viper Networks, Mr. Young served as the CEO of Coliance Communications. Mr. Young was also a San Diego California based consultant providing sales and marketing expertise in wireless telephony markets. Mr. Young developed his sales, marketing, and management skills in the establishment and growth of two Orange County, California-based companies offering environmental protection and remediation products and services.

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

          The Company is required to identify Covered Persons that the Company knows have failed to file or filed late Section 16(a) reports during the previous fiscal year. To the Company's knowledge, the following Covered Persons during the fiscal year ended December 31, 2003 failed to file on a timely basis reports required by Section 16(a) of the Exchange Act:

Name	Position	No. of Reports Not Filed on a Timely Basis(1)
Ronald G. Weaver	President, CEO, & Director	Forms 3, 4, and 5
John L. Castiglione	CEO, Treasurer, & Director	Forms 3, 4, and 5
Farid Shouekani	Director	Forms 3, 4, and 5
Jason A. Sunstein	V.P. Finance, Secretary & Director	Forms 3, 4, and 5
Stephen D. Young	Chairman	Forms 3, 4, and 5

Footnote:
(1)

To the Company's knowledge, based solely on a review of the copies of the reports furnished to the Company by such persons, in the fiscal year ended December 31, 2003, such persons have subsequently filed the reports required by Section 16(a) of the Exchange Act.

Item 10.  Executive Compensation

          The Company's Board of Directors has authorized the compensation of its officers with the following annual cash salaries:

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-Term Compensation

Awards Payouts

Name and Principal Position (a)	Year (b)	Salary ($)(c)	Bonus ($)(d)	Other Annual Compen- sation ($)(e)*	Restricted Stock Awards (s)($)(f)	Securities Underly-ing Options/ SARs (#)(g)	LTIP Payouts ($)(h)	All Other Compen- sation (1)($)(i)

Ronald G. Weaver, President, CEO and Director	2001 2002 2003	$ 0 $ 0 $ 17,146	$ 0 $ 0 $ -----	$ ----- $ ----- $ -----	$ 0 $ 0 $ -----	0 0 750,000	$ 0 $ 0 $ 0	$ 0 $ 0 $ -----
John L. Castiglione, CEO, Treasurer, and Director	2001 2002 2003	$ 0 $ 0 $ 19,446	$ 0 $ 0 $ -----	$ ----- $ 6,000 $ 19,446	$ 0 $ 64,000 $179,301	150,000 250,000 250,000	$ 0 $ 0 $ 0	$ 18,469 $ 0 $ -----
Farid Shouekani, Director	2001 2002 2003	$ 0 $ 0 $ -----	$ 0 $ 0 $ -----	$ 0 $ 0 $ -----	$ 0 $ 64,000 $179,301	0 0 -----	$ 0 $ 0 $ 0	$ 0 $ 0 $ -----
Jason A. Sunstein, V.P. Finance, Secretary and Director	2001 2002 2003	$ 0 $ 0 $ 19,446	$ 0 $ 0 $ -----	$ ----- $ 6,000 $ 19,446	$ 0 $ 64,000 $179,301	150,000 250,000 250,000	$ 0 $ 0 $ 0	$ 18,469 $ 0 $ -----
Stephen D. Young, Chairman	2001 2002 2003	$		-----

All Directors as a Group (3 persons)

         With respect to cash salaries, the Company may change or increase salaries as the Company's profits and cash flow allow.

OPTION/SAR GRANTS IN 2003 FISCAL YEAR
(Fiscal Year Individual Grants)

Name (a)	No. of Securities Underlying Options/SARs Granted (#) (b)	Percent of Total Options/ SARs Granted to Employees in Fiscal Year (c)	Exercise of Base Price ($/Sh) (d)	Expiration Date (e)

Ronald G. Weaver	750,000	43%	(1)	(1)
John L. Castiglione	250,000	29%	$0.273	12-27-2007(2)
Jason A. Sunstein	250,000	29%	$0.273	12-27-2007(3)

Footnotes:
(1)

During the calendar year ending December 31, 2003, Mr. Weaver was awarded the following as stock options:  (a) an option to purchase 500,000 shares of the Company’s common stock at any time and from time to time at an exercise price of $0.034 per share with the option expiring on July 17, 2008; and (b) an option to purchase 250,000 shares of the Company’s common stock at an exercise price of $0.248 per share with the option expiring on December 16, 2008.

(2)

During the calendar year ending December 31, 2003, Mr. Castiglione was awarded the following as stock options:  an option to purchase 250,000 shares of the Company’s common stock at an exercise price of $0.273 per share with the option expiring on December 16, 2008.

(3)

During the calendar year ending December 31, 2003, Mr. Sunstein was awarded the following as stock options:  an option to purchase 250,000 shares of the Company’s common stock at an exercise price of $0.273 per share with the option expiring on December 16, 2008.

          The Company does not currently compensate its Directors for their services as directors. The Board of Directors did not include any independent directors as of December 31, 2003. Such Directors will be added as needed and at the same time such directors are appointed or elected, the Company may institute a system of compensation either in the form of attendance fees or option awards.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management

          The following table sets forth information relating to the beneficial ownership of Company common stock by those persons beneficially holding more than 5% of the Company's Common Stock, by the Company's directors and executive officers, and by all of the Company's directors and executive officers as a group as of December 31, 2003.

(1) Title Of Class	(2) Name And Address Of Beneficial Owner	(3) Amount And Nature Of Beneficial Owner (1)	(4) Percent Of Class (1) (2)

Common Stock	Ronald G. Weaver 7950 Silverton Avenue, Suite 102 San Diego, California 92126	8,750,000	10.66%
Common Stock	John L. Castiglione 7950 Silverton Avenue, Suite 102 San Diego, California 92126	9,799,248	11.94
Common Stock	Farid Shouekani 7950 Silverton Avenue, Suite 102 San Diego, California 92126	7,785,000	9.48%
Common Stock	Jason A. Sunstein 7950 Silverton Avenue, Suite 102 San Diego, California 92126	10,596,220	12.91%
Common Stock	Stephen D. Young 7950 Silverton Avenue, Suite 102 San Diego, California 92126	4,750,000	5.78%

Officers and Directors as a group (5 persons)		41,680,468	50.8%

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

(2)

Percentages are based on 78,796,146 shares outstanding on December 31, 2003 and an aggregate of 3,250,000 shares purchasable upon exercise of certain Common Stock Purchase Options granted to the Company’s officers and directors, including 2,250,000 granted in fiscal 2003 (See “Option/SAR Grants in Last Fiscal Year” table shown above).

Item 12.  Certain Relationships and Related Transactions

          Mr. Sunstein, the Company’s Vice President Finance and Secretary and Director, was also an officer of Tri-National Development Corporation (“Tri-National”) from January 1996 to April 1, 2001. Tri-National acquired 3,000,000 shares of the Company’s Series B Preferred Stock on September 1, 1998.

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

          During 2000, Castle-Lion Corporation, a private company (“Castle-Lion”) owned by John L. Castiglione, a Company officer and director, advanced an aggregate of $5,655 in paying certain expenses incurred by the Company. In March 2001, the Company issued 56,550 shares of the Company’s Common Stock to Castle-Lion to extinguish this accounts payable.

          During 2000, Jason A. Sunstein, a Company officer and director, advanced an aggregate of $1,820 to the Company in paying certain expenses incurred by the Company. The Company later repaid Mr. Sunstein.

          In early 2001, the Company issued a promissory note in the principal amount of $13,667 due a former officer of the Company.  The note accrues interest at 15% per annum, is unsecured, and is payable on or before June 30, 2001.  The note was subsequently paid in April 2002 with a $7,500 cash payment and the issuance of 40,000 shares of the Company’s Common Stock.

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

          During 2001, Six-Twenty-Capital Management, Inc., a private company (“Six-Twenty Capital”) owned by Jason A. Sunstein, a Company officer and director, purchased an aggregate of 106,000 shares of the Company’s Common Stock at a purchase price of $0.10 per share.  The Company’s sale of the shares to Six-Twenty Capital was undertaken on the same terms as others during this period as entered into with third parties on an arms-length basis.

          As a result of several transactions, Jason A. Sunstein, an officer and director of the Company, paid certain of the Company’s expenses which totaled $4,587 during the twelve months ending December 31, 2001, totaling $6,407 as of December 31, 2001.  The Company subsequently repaid Mr. Sunstein all of these amounts.

          As a result of several transactions, John L. Castiglione, an officer and director of the Company, paid certain of the Company’s expenses which totaled $3,352 during the twelve months ending December 31, 2001.  The Company subsequently repaid Mr. Castiglione all of these amounts.

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

          On October 15, 2003, the Company’s Board of Directors approved the acquisition of Mid-Atlantic International, Inc., a Michigan corporation (“Mid-Atlantic”) from Farid Shouekani.  Under the terms of the Mid-Atlantic Agreement, the Company acquired all of Mr. Shouekani’s Mid-Atlantic Shares in exchange for: (1) $50,000 cash within 21 days of Closing; and (2) an aggregate of 7,235,000 shares of the Company’s Common Stock with 4,235,000 of these shares (the “Special Shares”) subject to certain redemption rights (the “Redemption Rights”), at the option of Mr. Shouekani at a redemption price of $0.17 per Special Share as provided by the Mid-Atlantic Agreement. All of the Redemption Rights expire on January 15, 2003 and are secured by Mid-Atlantic’s assets.  As of December 31, 2003, Mr. Shouekani did not exercise his Redemption Rights over any Special Shares. Any Special Shares that have not been redeemed, the Company is obligated to reacquire at a price of $0.17 per share on or before January 15, 2004.  Mr. Shouekani also became a Director of the Company.

          On August 21, 2003, the Company entered into an Asset Purchase Agreement (the “Agreement’) with Young’s Environmental Solutions, LLC, a Nevada limited liability company (the “Seller”).  The Seller is an entity owned and managed by Stephen D. Young, a former officer and director of the Company (“Young”).

          Under the terms of the Agreement, the Company purchased a one-half interest in land located in San Jacinto, California (the "Real Property"). At the time of the  Agreement,  the Company  intended to develop the Real  Property and include facilities for the Company.

          The purchase of the Real Property was undertaken through the Company's issuance of an aggregate of 4,000,000 shares of the Company's Common Stock to two transferees who had, by prior agreement, transferred the land to the Seller. The Agreement grants each of the two transferees piggy-back registration rights to include up to an aggregate of 1,000,000 shares each in a Form SB-2 registration statement that may be filed by the Company.  The Agreement further provides that the two transferees shall be allowed to sell, subject to Rule 144 of the Securities Act of 1933, up to 250,000 shares each during each calendar quarter commencing one year after the date at which the shares are issued in payment of the purchase price of the Real Property.

          Subsequently, on January 27, 2005, the Company and the Seller entered into a settlement agreement (the "Settlement Agreement").  The Settlement Agreement, by its terms, was effective August 21, 2003 and provides for the following:

          (1)  The Company and the Seller agreed that Young was to return  an aggregate of 4,400,000 shares of the Company's Common Stock previously issued to Young with all said shares to be returned to the Company for cancellation; and

          (2)  The Company and Young  agreed that the Company was released from all obligations to Young (and all affiliates of Young) in connection with the following common stock purchase options and all rights  thereto, all rights to receive shares of the Company's Common Stock, and all rights to receive all other consulting fees, as previously granted to Young or as claimed as granted to Young, namely:

(a)	the common stock purchase option giving Young the right to purchase 500,000 shares of the Company's Common Stock (granted on July 17, 2003);

(b)	the common stock purchase option giving Young the right to purchase 250,000 shares of the Company's Common Stock (granted on December 16, 2003); and

(c)	all obligations that the Company has or may have to Young for any other consulting fees, whether earned or unearned in any capacity.

          (3)  The Company and the Seller also agreed that Young would assume sole and exclusive responsibility:

(a)	for the payment of all debts and encumbrances in connection with the purchase, ownership, possession, maintenance, and operation of all activity on the Real Property;

(b)	for all costs incurred in connection with the transfer of record title to the Real Property to ensure that the Company is not listed as holding any interest in the Real Property; and

(c)

to provide the Company, to the extent that the insurance carrier will so provide, with an insurance binder showing that the Company is an  additional insured on all insurance policies on the Real Property and for the  Company to continue as an additional insured on all such policies for a period of three years thereafter.

          (4)  For its part and not withstanding the other terms of the Settlement Agreement, the Company agreed to reimburse Young by issuing an unsecured subordinated promissory note equal to the net proceeds received by the Company arising out of the financing of the Real Property.

          (5)  The Company also agreed to grant Young a common stock purchase warrant for the purchase of up to 2,750,000 shares of the Company's Common Stock (the "New  Option") at an exercise price of thirty cents per share (the "Exercise Price").  The New Option is exercisable as follows: (a) 1,000,000 shares may be purchased on or after October 12, 2005;  (b) 1,000,000 shares may be purchased on or after October 12, 2006; and 750,000 shares may be purchased on or after October 12, 2007.  The New Option and all rights to purchase the Company's shares expires on October 12, 2009.  The New Option also contains provisions to adjust the Exercise Price and the number of shares purchasable thereunder in the event in the nature of a stock split or recapitalization.

          (6)  The Company and the Seller (including Young and a corporate affiliate of Young) also agreed to mutually and forever released each other from and against any and all liabilities, claims, demands, causes of action, rights (contingent, accrued, or otherwise) which either has or may have against the other party (including, but not limited to, any officers, directors, or other affiliates) except that the Seller was not released from any liability that may be asserted by the two transferees;

          (7)  The Company agreed to pay Young the sum of $12,000 for past services as an outside director and Young agreed to resign as a director and officer of the Company effective October 12, 2004.

          The Company entered into the Settlement Agreement to resolve uncertainties related to the purchase of the Real Property and believes that the Settlement Agreement will better serve the Company's long-term interests.

Item 13.  Exhibits and Reports on Form 8-K

(a)	The following Exhibits are attached or incorporated by reference, as stated below.

3.1(a)	Articles of Amendment to Articles of Incorporation of Tinglefoot Mining, Inc.*
3.1(b)	Articles of Amendment to Articles of Incorporation of Mexico Investment Corporation*
3.1(c)	Articles of Amendment to the Articles of Incorporation of Baja Pacific International, Inc.*
3.1(d)	Articles of Incorporation of Taig Ventures, Inc.**
3.1(e)	Articles of Incorporation for Coliance Communications, Inc.
3.1(f)	Articles of Incorporation for Mid-Atlantic International, Inc.
3.3	By-Laws for Viper Networks, Inc.*
3.3(a)	By-Laws for Coliance Communications, Inc.
3.3(b)	By-Laws for Mid-Atlantic International, Inc.

10.1	Securities Purchase Agreement and Plan of Reorganization*
10.2	Viper Networks, Inc. 2000 Equity Incentive Plan*
10.3	Employment Agreement (Wray)*
10.4	Employment Agreement (Castiglione)*
10.5	Employment Agreement (Sunstein)*
10.6	Agreement of Purchase and Sale of Assets (between Viper Networks, Inc. And Tri-National Development Corporation)*
10.7	Addendum to the Agreement of Purchase and Sale of Assets Between Viper Networks, Inc. And Tri-National Development Corporation*
10.8	Settlement Agreement And General Release of Claims (between Viper Networks, Inc. And Tri-National Development Corporation)*
10.9	Month-to-Month Industrial Lease**
10.10	Month-to-Month Industrial Lease***
10.11	Securities Merger Agreement (Mid-Atlantic)
10.12	Amendment to Securities Merger Agreement (Mid-Atlantic)

23.1	Consent of Independent Accountants, Armando C. Ibarra, C.P.A., P.C.

31.1	Certification by Chief Executive Officer
31.2	Certification by Chief Financial Officer

32.1	Certification by Chief Executive Officer of the Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer of the Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed with Form 10-SB or 10-SB-Amendment No. 1 and incorporated herein by reference.
**	Previously filed with 2001 Form 10-KSB and incorporated herein by reference.
***	Previously filed with 2002 Form 10-KSB and incorporated by reference herein.

(b)	The Company filed the following Reports on Form 8-K during the year ending December 31, 2003:

None.

Item 14.  Principal Accountant Fees and Services

Audit Fees

          The anticipated aggregate fees to Armando C. Ibarra, CPA, P.C., for professional services rendered for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2003 and for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-QSB for that fiscal year are estimated at $10,000. No other fees for audit-related services were billed or paid to Armando C. Ibarra, CPA, P.C. Audit related services generally include fees for accounting consultations, business acquisitions, and work related thereto.

Audit Committee Charter

          The Company intends to establish an Audit Committee of the Company’s Board of Directors and thereby to establish a Charter for the Audit Committee.  For the year ending December 31, 2003 and due to limited financial resources, the Company has delayed the implementation of these plans until such later date at which the Company may have the financial resources available.

Audit Committee Report

          Since the Company did not establish an Audit Committee for the year ending December 31, 2003, no Audit Committee Report for that period is available.

SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Viper Networks, Inc.

By: /s/ Ronald G. Weaver Ronald G. Weaver Chief Executive Officer	Date: April 19, 2005

By: /s/Jason A. Sunstein Jason A. Sunstein Vice President Finance & Secretary	Date: April 19, 2005

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Ronald G. Weaver Ronald G. Weaver Chief Executive Officer & Director	Date: April 19, 2005

By: /s/ John L. Castiglione John L. Castiglione Treasurer & Director	Date: April 19, 2005

By: /s/Jason A. Sunstein Jason A. Sunstein Vice President Finance, Secretary & Director	Date: April 19, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Viper Networks, Inc.
10373 Roselle Street, Suite 170
San Diego, CA 92121

We have audited the accompanying consolidated balance sheet of Viper Networks, Inc. and subsidiaries of December 31, 2003 and the related consolidated statements of operations, changes in shareholders’ equity and cash flow for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Viper Networks, Inc., and subsidiaries as of December 31, 2003, and the results of their operations and its cash flows for the years ended December 31, 2003 and 2002 in conformity with U.S. generally accepted accounting principles.

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

/s/ Armando C. Ibarra
ARMANDO C. IBARRA, CPA April 14, 2005 Chula Vista, Ca. 91910

VIPER NETWORKS, INC. AND SUBSIDIARIES Consolidated Balance Sheet

December 31,
2003

ASSETS
Current Assets:
Cash	$170.340
Short-term investments	53,200
Accounts receivable, net of allowance for doubtful accounts and sales returns (Note 4)	90,904
Other current assets (Note 4)	40,449

Total current assets	354,893

Property and equipment, net (Note 4)	535,415
Purchased intangible assets, net	338,441

Total assets	$1,228,749

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$70,447
Accrued liabilities	5,159
Accounts payable to related party (Note 6)	11,658
Taxes payable	3,508
Short-term borrowings and current portions of long-term debt (Note 8)	529,549
Stock subscription deposit (Note 9)	69,945

Total current liabilities	690,266

Long term debt, less current portion	216,625

Total liabilities	906,891

Commitments and Contingencies (Note 11)	-

Stockholders equity:
Preferred stock: Class A, authorized 100,000 shares at $1.00 par value, -0- shares issued and outstanding (Note 12)	-
Preferred stock: Class B, authorized 10,000,000 shares at $1.00 par value, -0- shares issued and outstanding (Note 12)	-
Common stock: 250,000,000 shares authorized of $0.001 par value, 78,796,146 shares issued and outstanding	78,796
Additional paid-in capital	3,901,379
Stock subscription receivable (Note 5)	(125,000)
Unearned stock-based compensation	(324,548)
Accumulated deficit	(3,160,751)
Accumulated comprehensive loss	(48,018)

Total stockholders’ equity	321,858

Total liabilities and stockholders’ equity	$1,228,749

The accompanying notes are an integral part of these consolidated financial statements.

VIPER NETWORKS, INC. AND SUBSIDIARIES Consolidated Statements of Operations

	Year ended December 31,

	2003	2002

Net Revenues	$433,376	$18,265
Cost of revenues	296,853	10,029

Gross Margin	136,523	8,236

General and administrative	1,462,566	565,424
Equity loss from unconsolidated subsidiaries	29,400	-

Loss from operations	(1,355,443)	(557,188)

Other income (expenses)
Realized gain on marketable securities	8,173	-
Interest expense	(60,495)	(5,738)
Other (expense) income	(3,048)	8,166

Total other income (expenses)	(55,370)	2,428

Loss before extraordinary item	(1,410,813)	(554,760)

Impairment of purchased intangibles	(790,041)	-

Net loss	$(2,200,854)	$(554,760)

Basic loss per share	$(0.06)	$(0.08)

Weighted average number of shares outstanding	37,243,157	6,737,489

The accompanying notes are an integral part of these consolidated financial statements.

VIPER NETWORKS, INC. AND SUBSIDIARIES Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In Capital	Stock Subscriptions	Unearned stock-based	Accumulated	Other Comprehensive	Total Stockholders’
	Shares	Amount	(Deficit)	Receivable	Compensation	Deficit	Loss	Deficit

Balance, December 31, 2001	6,214,180	$6,214	$316,200	$(125,000)	$	$(405,137)	$-	$(207,723)
Issuance of common stock for cash	203,500	204	46,546	-	-	-	-	46,750
Issuance of common stock for note with related party	40,000	40	7,460	-	-	-	-	7,500
Issuance of common stock for services	10,220,876	10,221	616,008	-	-	-	-	626,229
Issuance of common stock for assets	962,133	962	55,251	-	-	-	-	56,213
Stock-based compensation			4,700	-	(4,700)	-	-	-
Net loss for the year ended December 31, 2002	-	-	-	-	-	(554,760)	-	(554,760)

Balance, December 31, 2002	17,640,689	17,641	1,046,165	(125,000)	(4,700)	(959,897)		(25,791)
Issuance of common stock for cash	7,538,457	7,538	400,722	-	-	-	-	408,260
Issuance of common stock for services received	28,130,000	28,130	930,095	-	-	-	-	958,225
Issuance of common stock loan interest	675,000	675	51,650	-	-	-	-	52,325
Issuance of common stock for acquisition	24,602,000	24,602	1,093,728	-	-	-	-	1,118,330
Employee Compensation Fund	210,000	210	54,745	-	-	-	-	54,955
Stock-based compensation	-	-	324,274		(319,848)	-	-	4,426
Comprehensive loss	-	-	-	-	-	-	(48,018)	(48,018)
Net Loss for the year ended December 31, 2003	-	-	-	-	-	(2,200,854)	-	(2,200,854)

Balance, December 31, 2003	78,796,146	$78,796	$3,901,379	$(125,000)	$(324,548)	$(3,160,751)	$(48,018)	$321,858

The accompanying notes are an integral part of these consolidated financial statements.

VIPER NETWORKS, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows

	Year Ended December 31,

	2003	2002

Cash flows from operating activities:
Net loss	$(2,200,854)	$(554,760)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	54,052	7,164
Allowance for doubtful accounts and sales returns	1,190	-
Amortization of stock-based compensation	4,426	-
Amortization of stock-based interest	32,381	-
Impairment of purchased intangibles	794,938	-
Stock based compensation	950,081	452,513
Interest accrual	14,347	5,738
(Gain) on sale of marketable securities	(13,173)	-
Changes in assets and liabilities:
Accounts receivable	(44,183)	-
Prepaid expenses	(17,941)	-
Other current assets	(1,750)	(250)
Accounts payable	18,458	11,611
Accrued liabilities	2,047	-
Accounts payable related party	(58,618)	34,758
Taxes payable	1,746	497

Net cash used in operating activities	(462,853)	(42,729)

Cash flows from investing activities:
Acquisitions, net of cash acquired	15,436	-
Purchases of property and equipment	(13,931)	(5,500)
Purchases of marketable securities	(43,515)	-
Sales of marketable securities	13,595	-

Net cash used in investing activities	(28,415)	(5,500)

The accompanying notes are an integral part of these consolidated financial statements.

VIPER NETWORKS, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (Continued)

	Year Ended December 31,

	2003	2002

Cash flows from financing activities:
Proceeds from issuance of common stock	463,215	46,750
Net borrowing (repayments) under revolving credit lines	(72)	-
Proceeds from short term debt	40,850	-
Repayments of short term debt	(27,000)	-
Proceeds from shareholder loans	136,158	-
Repayments of shareholder loans	(107,960)	-
Proceeds from convertible loans	175,000	-
Repayments of convertible loans	(75,000)	-
Payments on capital lease obligations	(9,695)	-
Stock subscription deposits	61,415	6,071

Net cash provided by financing activities	656,911	52,821

Net increase in cash	165,643	4,592
Cash at the beginning of the year	4,697	105

Cash at the end of the year	$170,340	$4,697

Supplemental schedule of cash flow activities
Cash paid for:
Interest	$126,465	$-
Income taxes	$800	$465

Non-cash investing and financial activities:
Common stock issued for business acquisition	$1,118,330	$-
Common stock issued in payment of services	$958,225	$626,229
Common stock issued for assets	$-	$56,213
Common stock issued in payment of convertible loan interest	$52,325	$-
Common stock issued in payment of accounts payable to related party	$-	$7,500

The accompanying notes are an integral part of these consolidated financial statements.

VIPER NETWORKS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In accordance with the provisions of SFAS 13, all other issuances of stock, stock options or other equity instruments to employees and non-employees as the consideration for goods or services received by the Company are accounted for based on the fair value of the equity instrument issued (unless the fair value of the consideration received can be more reliably measured).  During the year ended December 31, 2003 and 2002, the Company recognized $468,856 and $495,750 and $35,111 and $396,402 of expense relating to the grant of common stock to non-employees and employees, respectively, for services which are included in the accompanying consolidated statements of operations.  The value of these shares was determined based upon over the counter closing prices.

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

i. Net loss per share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the periods presented.  Diluted loss per share has not been presented because the assumed exercise of the Company’s outstanding options and warrants would have been antidilutive.  Options and/or warrants will have a dilutive effect only when the average market price of the common stock during the period exceeds the exercise price of the options and/or warrants.  There were options to purchase 3,250,000 shares of common stock and 11,634,428 warrants potentially issuable at December 31, 2003 which were not included in the computation of net loss per share.

	Year Ended December 31,

	2003	2002

Net loss (numerator)	$(2,220,854)	$(554,760)
Weighted average shares outstanding for basic net loss per share (denominator)	37,243,157	6,737,489

Per share amount	$(0.06)	$(0.08)

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

k. New Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 provides guidance on the recognition and measurement of liabilities associated with exit and disposal activities.  Under SFAS No. 146, liabilities for costs associated with exit or disposal activities should be recognized when the liabilities are incurred and measured at fair value.  This statement is effective prospectively for exit or disposal activities initiated after December 31, 2002.  The adoption is not expected to have a material effect on the Company’s results of operations or financial condition.

VIPER NETWORKS, INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

k. New Accounting Pronouncements (continued)

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”   FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee.  In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a rollforward of the entity’s product warranty liabilities.  The Company will apply the recognition provisions of FIN 45 prospectively to guarantees issued after December 31, 2002.  The disclosure provisions of FIN 45 are effective for, and are reflected in, the 2002 financial statements.  The adoption of FIN 45 is not expected to have a material effect on the Company’s results of operations or financial condition.

In November 2002, the Emerging Issues Task Force (EITF) issued Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”.  This issue addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting.  EITF Issue No. 00-21 will be effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003 or the Company may elect to report the change in accounting as a cumulative-effect adjustment.  The Company is reviewing EITF Issue No. 00-21 and has not yet determined the impact this issue will have on its operating results and financial position.

NOTE 2 -	GOING CONCERN

The Company’s consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred a loss from inception on September 14, 2000 through December 31, 2003, which has resulted in an accumulated deficit of $3,160,751 at December 31, 2003 which raises doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

It is the intent of management to continue to develop its voice and data services to Web-based customers and expand its Voice-over-Internet Protocol networks for businesses, institutions, and Internet Service Providers (ISP).

Company management will seek additional financing through new stock issuances and lines of credit.

NOTE 3 -	ACQUISTIONS

During May 2002, the Company purchased substantially all of the property and equipment of ePhone, Inc. (“ePhone”).  As consideration for the purchase, the Company issued to ePhone 162,133 shares of the Company’s Common Stock with a value of ten cents per share, based on recent cash sales of the Company’s Common Stock, for an aggregate purchase price of $16,213.  The Company also issued Common Stock purchase warrants for the purchase 162,133 shares of the Company’s Common Stock at $0.50 per share, as defined.  No value was assigned to the warrants.

During November 2002, the Company purchased a 49% non-dilutive interest in PC Mailbox, Inc. (“PCmailbox”).  As consideration for the purchase, the Company issued to PCmailbox 800,000 shares of the Company’s Common Stock with a value of five cents per share for an aggregate purchase price of $40,000.

VIPER NETWORKS, INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements

NOTE 3 -	ACQUISTIONS (continued)

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

During October 2003, the Company purchased 100% of the stock in Mid-Atlantic International, Inc. (“Mid-Atlantic”) from Mr. Farid Shouekani.  Mid-Atlantic owns and operates a global VoIP network and billing servers in Rochester Hills, Michigan.  As consideration for the purchase, the Company issued 5,102,000 shares of the Company’s Common Stock and $269,500 payable in cash for an aggregate purchase price of $779,700. Mr. Shouekani became Chief Technical Officer and a Director of the Company.  Management intends to deploy its VoIP products over the Mid-Atlantic network to capture recurring monthly revenue.

NOTE 4 -	COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

December 31,
2003

Accounts receivable, net of allowance for doubtful accounts and sales returns:
Accounts receivable	$92,094
Allowance for doubtful accounts	(1,190)

$90,904

Other current assets:
Prepaid expenses	$38,447
Other current assets	2,002

$40,449

Property and equipment, net:
Routing and networking systems	$595,918
Computers and office equipment	5,271

601,189
Less accumulated depreciation and amortization	(65,774)

$535,415

VIPER NETWORKS, INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements

NOTE 5 -	STOCK SUBSCRIPTION RECEIVABLE

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

During August 2003, the Company entered into an agreement for the purchase of a 50% interest in certain undeveloped real estate from a shareholder in exchange for 4,000,000 shares of the Company’s Common Stock.  During November 2003, the shareholder obtained a two year mortgage on the real estate and the Company received 50% ($124,500) of the net loan proceeds.  The real estate purchase agreement was subsequently rescinded, effective August 2003, with 4,000,000 shares of the Company’s Common Stock cancelled and the Company signed an Unsecured Subordinated Promissory Note with the shareholder due November 1, 2005.

During Fiscal 2002, the company’s shareholders incurred expenses on behalf of the Company in the amount of $33,501 which will be repaid in the normal course of business.  During Fiscal 2002 the company agreed to reimburse a stockholder $12,000 and $1,200 for office rental and utilities, respectively, as the use of the stockholder’s personal residence.

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

VIPER NETWORKS, INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements

NOTE 7 -	CAPITAL LEASES

The Company leases certain equipment under capital lease obligations with lease terms through December 2004.  The following is an analysis of the net book value of the leased assets included in property and equipment:

December 31,
2003

Computer Equipment	$18,567
Less accumulated amortization	$(11,371)

$90,904

During Fiscal 2001, the Company defaulted on the capital leases.  The present value of future minimum lease payments has been recorded in the accompanying consolidated balance sheet as a short-term borrowing. The Company has accrued $13,211 of additional interest based on subsequent settlement agreements entered into with the lessor, during September 2002 and March 2003.

NOTE 8 -	SHORT-TERM BORROWING AND LONG-TERM DEBT

Short-term borrowings

The Company’s short-term borrowings at December 31, 2003 were as follows:

December 31,
2003

8% Note payable	$14,857
Capital lease settlement	22,077
Convertible bridge loans	109,222
Subsidiary borrowings	113,893
Acquisition debt	269,500

$529,549

The 8% note payable and the capital lease settlement were repaid in January 2004 and April 2004, respectively.

VIPER NETWORKS, INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements

NOTE 8 -	SHORT-TERM BORROWING AND LONG-TERM DEBT (continued)

The Company issued a series of convertible bridge loans during 2003; amounts outstanding at December 31, 2003 were as follows:

			Interest paid in

Date	Amount borrowed	Term in months	Cash	Stock	Total	Due date

5-20-03	$50,000	6	$7,500	250,000	$16,125	11-20-03
6-16-03	25,000	6	$3,750	125,000	$6,250	12-16-03
8-01-03	25,000	6	$3,750	75,000	$4,500	2-01-04
8-01-03	25,000	9	$5,625	125,000	$7,500	5-01-04
9-18-03	25,000	9	$3,750	125,000	$12,750	6-18-04
9-18-03	25,000	9	$3,750	125,000	$12,750	6-18-04

	100,000
	9,222	Accrued interest at December 31, 2003

	$109,222

At the time of the acquisition, Mid-Atlantic had outstanding a capital lease and a bank revolving credit loan of $16,170 and $99,490, respectively.  During 2004, both lenders, due to the change in control, call their respective debts. The amounts outstanding at December 31, 2004 have been classified as short-term.

The acquisition debt from the purchase of Mid-Atlantic is due January 30, 2004.

Long-term debt

The Company’s long-term debt at December 31, 2003 consisted of:

December 31,
2003

Acquisition debt	$95,540
Loan from related property	121,085

$216,625

The acquisition debt from the purchase of Coliance is due June 15, 2005 with periodic payments to be made out of available cash flows. During Fiscal 2003, the Company repaid a total of $104,460.

The loan from related party is due in full on November 1, 2005 with interest at 8% paid monthly.

NOTE 9 -	STOCK SUBSCRIPTION DEPOSIT

As of December 31, 2003, the company had received a total of $69,945 for the purchase of 1,165,750 shares of common stock. The shares were issued subsequent to December 31, 2003.  The $69,945 is recorded as a stock subscription deposit at December 31, 2003.

VIPER NETWORKS, INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements

NOTE 10 -	INCOME TAXES

Due to the Company’s net loss position from inception on September 14, 2000 to December 31, 2003, there was no provision for income taxes recorded.  The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate:

	Year ended December 31,

	2003	2002

Tax provision (benefit) at statutory rate	(35)%	(35)%
State tax, net of federal benefit	(2)%	(1)%
Permanent differences	19%	29%
Valuation allowance	18%	7%

	-%	-%

The components of net deferred tax assets are as follows:

December 31,
2003

Deferred tax assets:
Net operating loss carryforward	$570,423
Other assets	1,010

571,433
Less valuation allowance	(571,443)

$-

As a result of the Company’s losses to date, there exists doubt as to the ultimate realization of the deferred tax assets.  Accordingly, a valuation allowance equal to the total deferred tax assets has been recorded at December 31, 2003.

At December 31, 2003, the Company had federal and state net operating loss carryforwards for tax purposes of approximately $1,276,000 and $1,400,000 which may be available to offset future taxable income and which, if not used, begin to expire in 2010 and 2012, respectively.

NOTE 11 -	COMMITMENTS AND CONTINGENCIES

Operating Lease Obligation

In October 2000, the Company entered into a month-to-month lease for its office space.  In July 2001, the company entered into a month-to-month agreement to reimburse a shareholder for office space utilized within the shareholder’s personal residence.  Rent expense for the year ended December 31, 2003 and 2002 was $44,483 and $22,376, respectively.

VIPER NETWORKS, INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements

NOTE 11 -	COMMITMENTS AND CONTINGENCIES (continued)

Equity Incentive Plan

In December 2000, the Company’s shareholders adopted the 2000 equity incentive plan (the “2000 Plan”) for the benefit of employees, directors, advisors and consultants of the Company. In December 2002, the Company’s shareholders increased the shares authorized within the 2000 Plan by 10,500,000 shares. Under the plan, the Company may grant stock options or awards at a maximum of 12,000,000 shares. At December 31, 2003, there were 8,750,000 shares of the Company’s Common Stock available for grant under the 2000 Plan.

NOTE 12 -	PREFERRED STOCK

a. Preferred Stock - Class A

The Company has authorized 100,000 shares of non-voting Class A preferred stock, at a par value of $1.00 per share.  These shares are convertible into common stock at a ratio of 500 shares of common stock for each share of Class A preferred stock.  There were no shares issued and outstanding at December 31, 2003.

b. Preferred Stock - Class B

The Company has authorized 10,000,000 shares of non-voting Class B preferred stock, at a par value of $1.00 per share.  These shares accumulate dividends at a rate of 15% per annum and are convertible into common stock at a $1.00 per share or the market price for the 10 day average prior to the date of conversion, whichever is less, but in no event less than 75 cents per share.  There were no shares issued and outstanding at December 31, 2003.

NOTE 13 -	COMMON STOCK TRANSACTIONS

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

During Fiscal 2003, the Company issued 7,538,457, 28,130,000, 24,602,000 and 675,000 shares for cash, in payment of services, for acquisitions, and in payment of interest, respectively.

NOTE 14-	STOCK OPTIONS

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

VIPER NETWORKS, INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements

NOTE 14-	STOCK OPTIONS (continued)

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

At December 31, 2003, there were 8,750,000 shares of the Company’s Common Stock available for future grant under the 2000 Plan.

A summary of the Company’s stock options as of December 31, 2003 and 2002 and changes during the periods is as follows:

	Year ended December 31,

	2003		2002

	Options	Weighted average exercise price	Options	Weighted average exercise price

Outstanding at the beginning of the period	1,000,000	$0.074	750,000	$0.110
Granted	2,250,000	0.158	500,000	0.037
Exercised	-	-	-	-
Cancelled	-	-	(250,000)	0.110

Outstanding at the end of the period	3,250,000	$0.132	1,000,000	$0.074

Vested at the end of the period	340,000		140,000
Exercisable at the end of period	3,250,000		1,000,000
Weighted average fair value per option of options granted during the period		$0.1514		$0.0336

VIPER NETWORKS, INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements

NOTE 14-	STOCK OPTIONS (continued)

The following table summarizes information regarding employee stock options outstanding at December 31, 2003.

		Options Outstanding		Options Exercisable

Exercise prices	Number Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price

$0.034	1,000,000	4.6	$0.034	1,000,000	$0.034
$0.037	500,000	4.0	$0.037	500,000	$0.037
$0.110	500,000	2.7	$0.110	500,000	$0.110
$0.248 - 0.273	1,250,000	5.0	$0.261	1,250,000	$0.261

	3,250,000	6.5	$0.234	3,250,000	$0.234

Stock-based compensation is recognized using the intrinsic value method.  In connection with the grant of stock options to employees, the company recorded unearned stock-based compensation within stockholders’ deficit of $324,274 during the year ended December 31, 2004 representing the difference between the estimated fair value of the common stock determined for financial reporting purposes and the exercise price of these options at the date of grant.  Amortization of unearned stock-based compensation, net of any charges reversed during the period for the forfeiture of unvested options, was $4,426 and zero for the years ended December 31, 2003 and 2002, respectively.

At December 31, 2003, the unearned stock-based compensation of $324,548 will be amortized as follows:  $65,795 in 2004, $65,795 in 2005, $65,795 in 2006, $65,795 in 2007, $61,368 in 2008.  The amount of stock-based compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited.

The Company estimated the fair value of each option grant at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the years ended December 31, 2003 and 2002; no dividend yield, expected volatility of 331.1% and 312.5%, risk-free interest rates of 3.43% and 3.03%, and expected lives of 6.7 and 5.0 years, respectively.

VIPER NETWORKS, INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements

NOTE 14 -	STOCK OPTIONS (continued)

Had compensation cost for the Company’s stock-based compensation plan been determined based on the fair value at the grant dates for awards under those plans consistent with the method described in SFAS 123, the Company’s net loss would have been as follows:

	Year Ended December 31,

	2003	2002

Net loss:
As reported	$(2,200,854)	$(544,760)
Pro forma	$(2,211,813)	$(566,103)

Basic loss per share:
As reported	$(0.06)	$(0.08)
Pro forma	$(0.06)	$(0.08)

NOTE 15 -	SUBSEQUENT EVENTS

During January 2004, the Company closed a $198,000 private placement resulting in the issuance of an aggregate of 1,762,536 shares of the Company’s Common Stock.

On January 30, 2004, the Company finalized a security purchase agreement with Adoria Communications, LLC providing for the 100% acquisition of Adoria.  The purchase price specified in the agreement is $500,000, 2,500,000 shares of the Company’s Common Stock.  The purchase price of $3,574,500 is to be allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition.

During February 2004, the Company closed a $247,500 private placement resulting in the issuance of an aggregate of 1,237,500 shares of the Company’s Common Stock, with Common Stock purchase warrants for the purchase of an additional 3,712,500 shares of the Company’s Common Stock at an exercise price of 40 cents.  One third of the warrants expire annually on the anniversary of the private placement.  In addition, the Company closed a $450,000 private placement resulting in the issuance of an aggregate of 1,800,000 shares of the Company’s Common Stock.

On March 4, 2004, the Company issued an aggregate of 5,000,000 shares of the Company’s Common Stock from the Stock Bonus Plan upon achievement of the third benchmark.  The shares were valued at an aggregate of $200,000.

During April 2004, the Company closed a $428,750 private placement resulting in the issuance of an aggregate of 1,715,000 shares of the Company’s Common Stock.

On May 10, 2004, the Company finalized security purchase agreements with Software Innovations, Inc. and Brasil Communications, LLC providing for the acquisition of 50% combined interest in Brasil Communications, LLC.  The purchase price specified in the agreements is 750,000 shares of the Company’s Common Stock and $300,000.  The purchase price, subject to adjustment as defined, of $682,500 is to be allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition.

During May 2004, the Company closed a $115,000 private placement resulting in the issuance of an aggregate of 575,000 shares of the Company’s Common Stock.

VIPER NETWORKS, INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements

NOTE 15 -	SUBSEQUENT EVENTS (continued)

On June 2, 2004, the Company granted stock options from the 2000 Plan to an employee for 500,000 shares exercisable at $0.526; the options expire on June 2, 2014.

During June 2004, the Company closed a $258,750 private placement resulting in the issuance of an aggregate of 1,035,000 shares of the Company’s Common Stock.

On August 4, 2004, the Company declared a 10% stock dividend payable on or about October 17, 2004 to shareholders of record on September 17, 2004.

During August 2004, the Company authorized the borrowing of funds under a convertible loan agreement with 10% per annum interest payable at maturity on December 15, 2004.  The note is convertible into the Company’s Common Stock at $0.30 per share.  An aggregate of $150,000 was borrowed during August 2004.  On September 15, 2004 the loans plus $1,167 of accrued interest were converted into 503,893 shares of the Company’s Common Stock.

On September 17, 2004, the Company issued an aggregate of 6,000,000 shares of the Company’s Common Stock from the Stock Bonus Plan upon achievement of the fourth benchmark.  The shares were valued at an aggregate of $240,000.

On September 17, 2004, the Company granted stock options from the 2000 Plan to an officer for 500,000 shares exercisable at $0.45; the options expire on June 2, 2014.

During November 2004, the Company closed a $200,000 private placement resulting in the issuance of an aggregate of 2,222,222 shares of the Company’s Common Stock, with common stock purchase warrants for the purchase of an additional 4,444,444 shares of the Company’s Common Stock at an exercise price of a 50% discount to the twenty-one day moving average of the closing market price of the Company’s Common Stock.  The warrants are valid for a period of 24 months from the date of issuance.  Also during November 2004, 1,400,000 shares of the Company’s Common Stock were acquired upon the exercise of previously issued warrants in exchange for return to treasury of 737,838 shares of the Company’s Common Stock valued at $273,000.

At various times during 2004, the Company borrowed an aggregate of $753,041 from Officers and Directors to fund operations; the amounts will be repaid from available cash flows.  During 2004, the Company repaid an aggregate of $145,947.

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

VIPER NETWORKS, INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements

NOTE 15 -	SUBSEQUENT EVENTS (continued)

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