Form 10QSB
period 2005-03-31
VIPER NETWORKS INC
filed 2005-05-24
CIK 1133192

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark one)

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission File Number: 0-032939

Viper Networks, Inc.
(Exact name of registrant as specified in its charter)

Nevada	87-0140279
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

10373 Roselle Street, Suite 170 San Diego, California	92121
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (858) 452-8737

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

On March 31, 2005 there were 165,430,216 shares of the registrant’s common stock, $.001 par value, outstanding.

VIPER NETWORKS, INC.
FORM 10-QSB QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

TABLE OF CONTENTS

VIPER NETWORKS, INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements

PART 1. FINANCIAL INFORMATION

ITEM 1 -	FINANCIAL STATEMENT

The accompanying un-audited financial statements have been prepared in accordance with the instructions for Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

The un-audited balance sheet of the Company as of March 31, 2005, and the related balance sheet of the Company as of December 31, 2004, which is derived from the Company's audited financial statements, the un-audited statement of operations and cash flows for the three months ended March 31, 2005 and March 31, 2004 and the statement of stockholders equity for the period of December 31, 2003 to March 31, 2005 are included in this document.

Operating results for the quarter ended March 31, 2005, are not necessarily indicative of the results that can be expected for the year ending December 31, 2005.

ARMANDO C. IBARRA
Certified Public Accountants
A Professional Corporation

Armando C. Ibarra, C.P.A.	Members of the California Society of Certified Public Accountants
Armando Ibarra, Jr., C.P.A., JD	Members of the American Institute of Certified Public Accountants
Registered with the Public Company Accounting Oversight Board

To the Board of Directors of
Viper Networks Inc. and Subsidiaries

INDEPENDENT ACCOUNTANTS’ REPORT

We have reviewed the accompanying consolidated balance sheets of Viper Networks, Inc. and Subsidiaries as of March 31, 2005, and the related statements of operations, changes in stockholders’ equity, and cash flows for the three months ended March 31, 2005 and 2004, in accordance with Statements on Standards for Accounting Review Services issued by the American Institute of Certified Public Accountants.  All information included in these financial statements is the representation of the management of Viper Networks, Inc. and Subsidiaries.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Our review was made for the purpose of expressing limited assurance that there are no material modifications that should be made to the financial statements in order for them to be in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Management’s plans in regard to its current status are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

____________________________
Armando C. Ibarra, CPA-APC

May 21, 2005
Chula Vista, California

VIPER NETWORKS, INC. AND SUBSIDIARIES
Consolidated Balance Sheet

	March 31 2005 (Unaudited)	December 31, 2004

ASSETS
Current Assets:
Cash	$89,308	$46,956
Short-term investments	3,600	5,000
Accounts receivable, net of allowance for doubtful accounts and sales returns (Note 4)	151,270	121,948
Inventories	35,739	72,020
Current portion of equity swap premium	358,333	-
Other current assets (Note 4)	272,365	59,324

Total current assets	910,615	305,248

Property and equipment, net (Note 4)	409,481	497,226
Equity swap premium	343,403	-
Marketable securities	5,000,000
Purchased intangible assets, net	249,641	524,641

Total assets	$6,913,140	$1,327,115

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$500,860	$375,564
Accrued liabilities (Note 4)	116,292	61,915
Loans from related party (Note 6)	650,763	607,094
Taxes payable	3,430	2,623
Deferred revenues	90,176	82,103
Short term debt	95,626	97,647
Stock subscription deposit (Note 7)	81,380	81,380

Total current liabilities	1,538,527	1,308,326

Commitments and Contingencies (Note 9)

Stockholders equity:
Preferred stock: Class A, authorized 100,000 shares at $1.00 par value, -0- shares issued and outstanding (Note 10)	-	-
Preferred stock: Class B, authorized 10,000,000 shares at $1.00 par value, -0- shares issued and outstanding (Note 10)	-	-
Common stock: 250,000,000 shares authorized of $0.001 par value, 165,430,216 and 121,222,899 shares issued and outstanding	165,430	121,223
Additional paid-in capital	17,832,880	11,425,685
Stock subscription receivable (Note 5)	(125,000)	(125,000)
Unearned stock-based compensation	(237,087)	(253,318)
Accumulated deficit	(12,182,085)	(11,071,676)
Accumulated comprehensive loss	(79,525)	(78,125)

Total stockholders’ equity	5,374,613	18,789

Total liabilities and stockholders’ equity	$6,913,140	$1,327,115

The referenced notes are an integral part of these consolidated financial statements.

VIPER NETWORKS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,

	2005	2004

Net Revenues	$946,953	$960,968
Cost of revenues	924,913	953,662

Gross Margin	22,040	7,306

General and administrative	840,588	787,247
Amortization of equity swap premium	14,931	-
Equity loss from unconsolidated subsidiaries	14,213	-

Loss from operations	(847,692)	(779,941)

Other income (expenses)
Realized gain on marketable securities	-	-
Interest expense	(14,553)	(23,160)
Bad debt recovery	26,833	(1,100)
Other income	3	1,480

Total other income (expenses)	12,283	(22,780)

Loss before extraordinary item	(835,409)	(802,721)
Impairment of purchased intangibles	275,000	(3,396,138)

Net loss	$(1,110,409)	$(4,198,859)

Basic loss per share	$(0.01)	$(0.05)

Weighted average number of shares outstanding	129,761,501	87,148,385

The referenced notes are an integral part of these consolidated financial statements.

VIPER NETWORKS, INC. AND SUBSIDIARIES Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Stock Subscriptions	Unearned stock-based	Accumulated	Other Comprehensive	Total Stockholders’
	Shares	Amount	(Deficit)	Receivable	Compensation	Deficit	Loss	Deficit

Balance, December 31, 2003	78,796,146	$78,796	$3,901,379	$(125,000)	$(324,548)	$(3,160,751)	$(48,018)	$321,858
Issuance of common stock for cash	14,244,836	14,245	2,127,218	-	-	-	-	2,141,463
Issuance of common stock for services received	12,113,382	12,114	908,047	-	-	-	-	920,161
Issuance of common stock loan interest	-	-	-	-	-		-	-
Issuance of common stock for acquisition	4,500,000	4,500	4,090,000	-	-	-	-	4,094,500
Conversion of notes payable and interest	646,322	646	201,327	-	-	-	-	201,973
Issuance of common stock for stock dividend	10,632,213	10,632	(10,632)	-	-	-	-	-
Employee Compensation Fund	290,000	290	213,645	-	-	-	-	213,935
Stock-based compensation	-	-	(5,299)		71,230	-	-	65,931
Comprehensive loss	-	-	-	-	-	-	(30,107)	(30,107)
Net Loss for the year ended December 31, 2004	-	-	-	-	-	(7,910,925)	-	(7,910,925)

Balance, December 31, 2004	121,222,899	121,223	11,425,685	(125,000)	(253,318)	(11,071,676)	(78,125)	18,789
Issuance of common stock for cash	6,031,111	6,031	447,969	-	-	-	-	454,000
Issuance of common stock for U.S. Treasury Bonds	33,333,335	33,333	4,966,667	-	-	-	-	5,000,000
Issuance of common stock for services received	1,583,276	1,584	349,920	-	-	-	-	351,504
Issuance of common stock for equity swap premium	3,333,333	3,333	663,333	-	-	-	-	666,666
Cancellation of common stock upon recission of note	(73,738)	(74)	(20,036)	-	-	-	-	(20,110)
Stock-based compensation	-		(658)	-	16,231	-	-	15,573
Comprehensive loss	-	-	-	-	-	-	(1,400)	(1,400)
Net Loss for quarter ended March 31, 2005	-	-	-	-	-	(1,110.409)	-	(1,110,409)

Balance, March 31, 2005	165,430,216	$165,430	$17,832,880	$(125,000)	$(237,087)	$(12,182,085)	$(79,525)	$5,374,613

The referenced notes are an integral part of these consolidated financial statements.

VIPER NETWORKS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,

	2005	2004

Cash flows from operating activities:
Net loss	$(1,110,409)	$(4,198,859)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	79,456	62,822
Allowance for doubtful accounts and sales returns	(51,245)	-
Amortization of stock-based compensation	15,573	16,449
Amortization of stock-based interest	-	11,743
Amortization of equity swap premium	14,931	-
Loss on sale of property and equipment	675	-
Impairment of purchased intangibles	275,000	3,396,138
Stock based compensation	54,258	229,280
Interest accrual	10,250	4,284
Changes in assets and liabilities:
Accounts receivable	21,923	(15,197)
Inventories	36,281	(32,807)
Prepaid expenses	61,894	3,814
Other current assets	1,873	(5,423)
Accounts payable	125,334	76,351
Accrued liabilities	24,776	61,813
Taxes payable	807	(1,274)
Deferred revenues	8,073	-

Net cash used in operating activities	(430,550)	(390,866)

Cash flows from investing activities:
Acquisition, net of cash acquired	-	(457,091)
Purchases of property and equipment	(1,086)	(91,039)
Proceeds from sale of property and equipment	8,700	-

Net cash used in investing activities	7,614	(548,130)

The referenced notes are an integral part of these consolidated financial statements.

VIPER NETWORKS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Three Months Ended March 31,

	2005	2004

Cash flows from financing activities:
Proceeds from issuance of common stock	454,000	1,274,852
Net borrowing (repayments) under revolving credit lines	-	(107,659)
Repayment of debt from acquisition	-	(269,500)
Repayments of short term debt	-	(15,000)
Proceeds from shareholder loans	70,000	215,706
Repayments of shareholder loans	(35,595)	(54,473)
Repayments of convertible loans	(21,145)	(25,000)
Payments on capital lease obligations	(1,972)	(2,749)
Stock subscription deposits	-	(35,150)

Net cash provided by financing activities	465,288	981,027

Net increase in cash	42,352	42,031
Cash at the beginning of the period	46,956	170,340

Cash at the end of the period	$89,308	$212,371

Supplemental schedule of cash flow activities
Cash paid for:
Interest	$5,449	$8,534
Income taxes	$800	$127

Non-cash investing and financial activities:
Common stock issued for business acquisition	$-	$3,074,500
Common stock issued in payment of services	$351,504	$229,280
Common stock issued in payment of convertible loans	$(20,110)	$50,806
Common stock issued for U.S Treasury Bonds	$5,000,000	$-
Common stock issued in payment of equity swap premium	$666,666	$-

The referenced notes are an integral part of these consolidated financial statements.

VIPER NETWORKS, INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements

NOTE 1 -	CONDENSED FINANCIAL STATEMENTS

The accompanying March 31, 2005 financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2005 and 2004 and for all periods presented have been made. Certain information and Footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2004 audited financial statements. The results of operations for periods ended March 31, 2005 and 2004 are not necessarily indicative of the operating results for the full years.

NOTE 2 -	DESCRIPTION OF BUSINESS

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

NOTE 3 -	GOING CONCERN

The Company’s consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred a loss from inception on September 14, 2000 through March 31, 2005, which has resulted in an accumulated deficit of $12,182,085 at March 31, 2005 which raises doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

It is the intent of management to continue to develop it’s voice and data services to Web-based customers and expand its Voice-over-Internet Protocol networks for businesses, institutions, and Internet Service Providers (ISP).

Company management will seek additional financing through new stock issuances and lines of credit.

VIPER NETWORKS, INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements

NOTE 4 -	SIGNIFICANT EVENTS

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

On May 18, 2005, the Company changed its corporate domicile from Utah to Nevada pursuant to a prior action by a majority of the shareholders.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Comparison of Three Months Ended March 31, 2005 and Three Months Ended March 31, 2004

During the three months ended March 31, 2005, we recorded $946,953 as net sales revenues. This compares to the three months ended March 31, 2004 when we recorded $960,968 as net sales revenue.

During the three months ended March 31, 2005, our Cost of sales was $924,913 which resulted in a gross margin as a percentage of net sales revenues of approximately 3%. This compares to the three months ended March 31, 2004 where our Cost of sales was $953,662 which resulted in a gross margin percentage of net sales revenues was approximately 2%. Competitive conditions, product and sales mix, and technology trends impacted our gross margin in both of these years.

During the three months ended March 31, 2005 we incurred $840,588 in selling, general and administrative expenses. This compares to the three months ended March 31, 2004 when we incurred $787,247 in selling, general and administrative expenses.  The increase from the three months ended March 31, 2004 to the three months ended March 31, 2005 was due primarily to the increased average monthly amount of selling, general and administrative expenses incurred as the Company developing and implementing its business plan. Overall, selling, general and administrative expenses were primarily made up of wages and salaries, office expenses, fees and costs incurred for legal and accounting services, and other administrative costs.

During the three months ended March 31, 2005, we recorded an Equity loss from unconsolidated subsidiaries of $14,213.  And during the three months ended March 31, 2005, we incurred an Operating Loss of $847,692 compared to an Operating Loss of $779,941 during the three months ended March 31, 2004. The increase in the amount of the loss in the three months ended March 31, 2005 was due primarily to the increased selling, general and administrative expenses.

During the three months ended March 31, 2005, we incurred interest expense of $14,553 compared to $23,160 in interest expense during the three months ended March 31, 2004.  During the three months ended March 31, 2005, we had bad debt expense recover of $26,833 compared to the three months ended March 31, 2004 when we $1,100 in bad debt expense.

As a result, during the three months ended March 31, 2005 we had a net loss of $1,110,409 compared to the three months ended March 31, 2004 when we had a net loss of $4,198,859.

Basic loss per share for the three months ended March 31, 2005 was $.01 compared to the three months ended March 31, 2004 when we had a basic loss per share of $.05.  During the three months ended March 31, 2005, we had 129,761,501 weighted average shares outstanding. By comparison, during the three months ended March 31, 2004 we had 87,148,385 weighted average shares outstanding.

Liquidity and Capital Resources

At March 31, 2005, we had $89,308 in cash. At the same time, we had $272,365 in other current assets. At March 31, 2004, we had $46,956 in cash. At the same time, we had $59,324 in other current assets. In contrast, as of March 31, 2005, our total current liabilities were $1,538,527 which consisted primarily of the following material amounts: $500,860 in Accounts payable, $116,292 in Accrued liabilities, $650,763 in Related party obligations, $95,626 in short term debt.  In contrast, as of March 31, 2004, our total current liabilities were $1,308,326 which consisted primarily of the following material amounts: $375,564 in Accounts payable, $61,915 in Accrued liabilities, $607,094 in Related party obligations, $97,647 in short term and current portion of long term debt.

During the three months ended March 31, 2005, our cash needs were met primarily by the sale of common stock and loans from certain of our shareholders.  We can not be assured that we will continue to obtain funds from these or any other sources to meet our need for additional capital resources.

Overall, our liquidity and access to capital is very limited.  We have not received any commitment for additional financing and given the size of our company, we may be limited to loans and other cash infusions from officers, directors, existing stockholders, and persons affiliated or associated with one or more of them.  If we are to implement our business plan, we will need to raise significant amounts of additional capital and during the period ended March 31, 2005 we had not received any commitment that any such additional financing would be forthcoming or, if could be obtained, that it can be obtained on reasonable terms in light of our circumstances at that time. In addition, if any financing should be obtained, existing shareholders will likely incur substantial, immediate, and permanent dilution of their existing investment.

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

NextPhase Wireless, Inc. began trading on the OTC BB under the symbol NXPW.  The Company owns 4,000,000 common shares of NextPhase, which has had a recent trading range of $2 to $2.50.  The 4,000,000 common shares of NextPhase were pledged (“Pledged Stock”) as collateral on behalf of NextPhase for a $350,000 promissory note (“Note”).  In early May 2005, the Note was paid in full and Pledged Stock is being released to the Company.

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

Safe Harbor for Forward-Looking Statements

This Form 10-QSB contains forward-looking statements as defined by federal securities laws which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are statements concerning plans, objectives, goals, strategies, expectations, intentions, projections, developments, future events, performance or products, underlying (express or implied) assumptions and other statements which are other than historical facts.  In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "intends," "plans," "anticipates," "contemplates," "believes," "estimates," "predicts," "projects," and other similar terminology or the negative of these terms. From time to time we may publish or otherwise make available forward-looking statements of this nature.  All such forward-looking statements, whether written or oral, and whether made by us or on our behalf, are expressly qualified by the cautionary statements described in this Form 10-QSB, including those set forth in Section 1A entitled "Factors That May Affect Future Results."  In addition, we undertake no obligation to update or revise any forward-looking statement to reflect events, circumstances, or new information after the date of this Form 10-QSB or to reflect the occurrence of unanticipated or other subsequent events, and we disclaim any such obligation.

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

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer has concluded that current disclosure controls and procedures are effective as of the end of the period covered by this quarterly report on Form 10-QSB.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Viper Networks, Inc. vs Greenland Corp.

On June 11, 2004 the Company filed an action in Superior Court seeking among other things, rescission of an April 25, 2003 agreement with Greenland Corp.  The Company considers the contract it entered into with Greenland (wherein Greenland was to receive 2,500,000 common shares of the Company) to have been obtained by fraud.  Greenland made numerous false statements and material omissions regarding Greenland Corp.’s financial condition, and failed to disclose investigations and litigation pending or threatened which would impair the value of Greenland.  Indeed, subsequent to entering into this transaction, the Company discovered that Greenland had undisclosed tax liabilities nearing $2,000,000.  The Internal Revenue Service had imposed tax liens against the property owned by Greenland.  The Company also recently learned that at the time of the contract, Greenland Corp.’s majority shareholder and controlling Board of Directors transferred (“up-streamed”) roughly $1,300,000 from Greenland Corp.

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

Hills of Bajamar

During September 1998, we entered into an agreement with a related party to purchase 50 acres of real property known as the Hills of Bajamar, located in Ensenada, Mexico.  The property is valued at a predecessor cost  of $125,000.   We intended to sell lots for residential development and build a communications facility for residents in the surrounding area.   The Company's current management team and Board of Directors has determined that the  goals  for use of the  Mexico  property  and construction  of  telecommunications  facilities to the Hills of Bajamar are not within the Company's current capabilities.

As consideration for the land, the Company issued 3,000,000 shares of our Series B Preferred Stock. On June 30, 2001, all of the Series B Preferred Stock was converted into 400,000 shares of our Common Stock.  As of March 31, 2005, the Company had not received clear title to the land. Without clear title, the Company is in the process of attempting to rescind the original transaction, cancel the 400,000 common shares and return the shares to treasury.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2005, the Company issued 1,500,000 shares of the Company’s Common Stock to one purchaser in exchange for the Company’s receipt of an aggregate of $50,000 in cash. All of the shares were offered and sold by the Company’s management without the use of an underwriter or NASD registered broker-dealer and no commissions were incurred by the Company in connection with this transaction.  All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933. Each purchaser was sophisticated and experienced in financial, business, and investment matters and otherwise able to evaluate the merits and risks associated with the purchase of the Company’s securities.

In February 2005, the Company issued 3,000,000 shares of the Company’s Common Stock to one purchaser in exchange for the Company’s receipt of an aggregate of $180,000 in cash. All of the shares were offered and sold by the Company’s management without the use of an underwriter or NASD registered broker-dealer and no commissions were incurred by the Company in connection with this transaction.  All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933. Each purchaser was sophisticated and experienced in financial, business, and investment matters and otherwise able to evaluate the merits and risks associated with the purchase of the Company’s securities.

In February 2005, the Company entered into five stock subscription agreements for an aggregate of 33,333,335 shares of the Company’s Common Stock in exchange for $5,000,000 in US Treasury Bonds, with both the Company’s shares and the $5,000,000 being placed into escrow.  Concurrent with the execution of the agreements, the Company purchased from Cogent Capital for $1 a call option to repurchase at the end of two years 80% of the shares of Common Stock sold at the then current market price.  Also concurrent with the agreements, the Company entered into an equity swap arrangement with Cogent Capital for $50,000 and 3,333,333 shares of the Company’s Common Stock that entitles the Company to receive and obligate the Company to pay the price return of 75% of the shares issued in two years, or sooner if the shares are registered for sale under the Securities Act of 1933.  The equity swap also provides for the exchange of certain cash flows, as defined in the agreement. All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933 and the shares were offered and sold by the Company’s management without the use of an underwriter or NASD registered broker-dealer and no commissions were incurred by the Company in connection with the transaction. Each purchaser was sophisticated and experienced in financial, business, and investment matters and otherwise able to evaluate the merits and risks associated with the purchase of the Company’s securities.

In March 2005, the Company issued a total of 300,000 shares of the Company’s Common Stock to Paul Atkiss, an officer and director of the Company, in payment for services. All of the shares were offered and sold by the Company’s management without the use of an underwriter or NASD registered broker-dealer and no commissions were incurred by the Company in connection with this transaction.  All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933. Each purchaser was sophisticated and experienced in financial, business, and investment matters and otherwise able to evaluate the merits and risks associated with the purchase of the Company’s securities.

In March 2005, the Company issued 55,173 shares of the Company’s Common Stock to IBC Radio in payment for three month of advertising services. All of the shares were offered and sold by the Company’s management without the use of an underwriter or NASD registered broker-dealer and no commissions were incurred by the Company in connection with this transaction.  All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933. Each purchaser was sophisticated and experienced in financial, business, and investment matters and otherwise able to evaluate the merits and risks associated with the purchase of the Company’s securities.

In March 2005, the Company issued 1,250,000 shares of the Company’s Common Stock to Rhino Capital in payment for twelve months of business consulting services. All of the shares were offered and sold by the Company’s management without the use of an underwriter or NASD registered broker-dealer and no commissions were incurred by the Company in connection with this transaction.  All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933. Each purchaser was sophisticated and experienced in financial, business, and investment matters and otherwise able to evaluate the merits and risks associated with the purchase of the Company’s securities.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Not Applicable.

ITEM 5. OTHER INFORMATION

CHANGE OF CORPORATE DOMICILE

Pursuant to prior action by a majority of the shareholders, the Company has completed a change in corporate domicile from Utah to Nevada.  A copy of the Articles of Incorporation for the State of Nevada and the By-Laws for the Nevada corporation are as an exhibit to this report.

NEXTPHASE WIRELESS, INC.

As previously announced, NextPhase Wireless, Inc. began trading on the OTC BB under the symbol NXPW.  The Company owns 4,000,000 common shares of NextPhase, which has had a recent trading range of $2 to $2.50.  The 4,000,0000 common shares of NextPhase were pledged (“Pledged Stock”) as collateral on behalf of NextPhase for a $350,000 promissory note (“Note”).  In early May 2005, the Note was paid in full and Pledged Stock is being released to the Company.

NextPhase Wireless, Inc. is an emerging national service provider of wireless broadband Internet connectivity and turnkey wireless solutions. The company designs, deploys and operates its own wireless networks and also provides wireless technology solutions to businesses and municipalities. Leveraging its full-service capabilities and world-class infrastructure, NextPhase Wireless, Inc. offers a comprehensive portfolio of broadband solutions that meet customers' needs today, and can anticipate and grow to meet their needs of tomorrow. For more information, please visit http://nextphasewireless.com.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

3(i)	Articles of Incorporation of Viper Networks, Inc.
3(ii)	By-Laws of Viper Networks, Inc.
23.1	Auditor’s Consent
31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The Company filed the following Reports on Form 8-K during the three months ended March 31, 2005:

Form 8K on January 27, 2005, February 4, 2005, February 147 2005, March 14, 2005 and March 16, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIPER NETWORKS, INC.

Date: May 23, 2005	By:	/s/ RONALD G. WEAVER

RONALD G. WEAVER, CHIEF EXECUTIVE OFFICER

Date: May 23, 2005	By:	/s/ PAUL E. ATKISS

PAUL E. ATKISS, CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)