Form 10QSB
period 2004-03-31
VIPER NETWORKS INC
filed 2005-06-03
CIK 1133192

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark one)

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

On March 31, 2004 there were 92,801,707 shares of the registrant’s common stock, $.001 par value, outstanding.

VIPER NETWORKS, INC.
FORM 10-QSB QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

The un-audited balance sheet of the Company as of March 31, 2004, and the related balance sheet of the Company as of December 31, 2003, which is derived from the Company's audited financial statements, the un-audited statement of operations and cash flows for the three months ended March 31, 2004 and March 31, 2003 and the statement of stockholders equity for the period of December 31, 2002 to March 31, 2004 are included in this document.

Operating results for the quarter ended March 31, 2004, are not necessarily indicative of the results that can be expected for the year ending December 31, 2004.

ARMANDO C. IBARRA
Certified Public Accountants
A Professional Corporation

Armando C. Ibarra, C.P.A.	Members of the California Society of Certified Public Accountants
Armando Ibarra, Jr., C.P.A., JD	Members of the American Institute of Certified Public Accountants
Registered with the Public Company Accounting Oversight Board

To the Board of Directors of
Viper Networks Inc. and Subsidiaries

INDEPENDENT ACCOUNTANTS’ REPORT

We have reviewed the accompanying balance sheets of Viper Networks, Inc. and Subsidiaries as of March 31, 2004, and the related statements of operations, changes in stockholders’ equity, and cash flows for the three months ended March 31, 2004 and 2003 in accordance with Statements on Standards for Accounting Review Services issued by the American Institute of Certified Public Accountants.  All information included in these financial statements is the representation of the management of Viper Networks, Inc. and Subsidiaries.

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

____________________________
Armando C. Ibarra, CPA-APC

May 30, 2005
Chula Vista, California

VIPER NETWORKS, INC. AND SUBSIDIARIES
Consolidated Balance Sheet

	March 31 2004 (Unaudited)	December 31, 2003

ASSETS
Current Assets:
Cash	$212,372	$170,340
Short-term investments	38,750	53,200
Accounts receivable, net of allowance for doubtful accounts and sales returns (Note 4)	160,680	90,904
Inventories	32,807	-
Other current assets (Note 4)	34,795	40,449

Total current assets	479,403	354,893

Property and equipment, net (Note 4)	636,147	535,415
Purchased intangible assets, net	424,541	338,441

Total assets	$1,540,091	$1,228,749

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$211,814	$70,447
Accrued liabilities (Note 4)	75,937	5,159
Accounts payable to related party (Note 6)	-	11,658
Loans from related party (Note 6)	340,671	-
Taxes payable	2,234	3,508
Deferred revenues	-	-
Short term debt and current portions of long term debt (Note 8)	114,575	529,549
Stock subscription deposit (Note 9)	34,795	69,945

Total current liabilities	780,026	690,266

Long term debt, less current portions	5,630	216,625

Total liabilities	785,656	906,891

Commitments and Contingencies (Note 11)
Stockholders equity:
Preferred stock: Class A, authorized 100,000 shares at $1.00 par value, -0- shares issued and outstanding (Note 12)	-	-
Preferred stock: Class B, authorized 10,000,000 shares at $1.00 par value, -0- shares issued and outstanding (Note 12)	-	-
Common stock: 250,000,000 shares authorized of $0.001 par value, 92,801,707 and 78,796,146 shares issued and outstanding	92,802	78,796
Additional paid-in capital	8,551,811	3,901,379
Stock subscription receivable (Note 5)	(160,000)	(125,000)
Unearned stock-based compensation	(308,099)	(324,548)
Accumulated deficit	(7,359,610)	(3,160,751)
Accumulated comprehensive loss	(62,468)	(48,018)

Total stockholders’ equity	754,435	321,858

Total liabilities and stockholders’ equity	$1,540,091	$1,228,749

The referenced notes are an integral part of these consolidated financial statements.

VIPER NETWORKS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,

	2004	2003

Net Revenues	$934,402	$18,134
Cost of revenues	927,096	1,867

Gross Margin	7,306	16,267

General and administrative	787,247	163,657
Equity loss from unconsolidated subsidiaries	-	-

Loss from operations	(779,941)	(147,391)

Other income (expenses)
Realized gain on marketable securities	-	81
Interest expense	(23,160)	(1,314)
Bad debt expense	(1,100)	-
Other income (expense)	1,480	(824)

Total other income (expenses)	(22,780)	(2,057)

Loss before extraordinary item	(802,721)	(149,448)
Impairment of purchased intangibles	(3,396,138)	-

Net loss	$(4,198,859)	$(149,448)

Basic loss per share	$(0.05)	$(0.01)

Weighted average number of shares outstanding	87,148,385	18,042,799

The referenced notes are an integral part of these consolidated financial statements.

VIPER NETWORKS, INC. AND SUBSIDIARIES Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Stock Subscriptions	Unearned stock-based	Accumulated	Other Comprehensive	Total Stockholders’
	Shares	Amount	(Deficit)	Receivable	Compensation	Deficit	Loss	Equity

Balance, December 31, 2002	17,640,689	$17,641	$1,046,165	$(125,000)	$(4,700)	$(959,897)	$-	$(25,791)
Issuance of common stock for cash	7,538,457	7,538	400,722	-	-	-	-	408,260
Issuance of common stock for services received	28,130,000	28,130	930,095	-	-	-	-	958,225
Issuance of common stock loan interest	675,000	675	51,650	-	-	-	-	52,325
Issuance of common stock for acquisition	24,602,000	24,602	1,093,728	-	-	-	-	1,118,330
Employee Compensation Fund	210,000	210	54,745	-	-	-	-	54,955
Stock-based compensation	-	-	324,274	-	(319,848)	-	-	4,426
Comprehensive loss	-	-	-	-	-	-	(48,018)	(48,018)
Net Loss for the year ended December 31, 2003	-	-	-	-	-	(2,200,854)	-	2,200,854

Balance, December 31, 2003	78,796,146	78,796	3,901,379	(125,000)	(324,548)	(3,160,751)	(48,018)	321,858
Issuance of common stock for cash	6,043,784	6,044	1,152,069	(35,000)	-	-	-	1,123,113
Issuance of common stock for services received	5,172,077	5,172	224,108	-	-	-	-	229,280
Issuance of common stock for acquisition	2,500,000	2,500	3,072,000	-	-	-	-	3,074,500
Conversion of notes payable and interest	139,700	140	50,667	-	-	-	-	50,807
Employee Compensation Fund	150,000	150	151,589	-	-	-	-	151,739
Stock-based compensation	-	-	-	-	16,449	-	-	16,449
Comprehensive loss	-	-	-	-	-	-	(14,450)	(14,450)
Net Loss for quarter ended March 31, 2004	-	-	-	-	-	(4,198,859)	-	(4,198,859)

Balance, March 31, 2004	92,801,707	$92,802	$8,551,811	$(160,000)	$(308,099)	$(7,359,610)	$(62,468)	$754,435

The referenced notes are an integral part of these consolidated financial statements.

VIPER NETWORKS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,

	2004	2003

Cash flows from operating activities:
Net loss	$(4,198,859)	$(149,448)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	62,822	2,358
Allowance for doubtful accounts and sales returns	-	-
Amortization of stock-based compensation	16,449	235
Amortization of stock-based interest	11,743	-
Impairment of purchased intangibles	3,396,138	-
Stock based compensation	229,280	117,564
Interest accrual	4,284	1,314
(Gain) loss on sale of marketable securities	-	(5,081)
Changes in assets and liabilities:
Accounts receivable	(15,197)	-
Inventories	(32,807)	-
Prepaid expenses	3,814	-
Other current assets	(5,423)	-
Accounts payable	76,351	-
Accrued liabilities	61,813	4,356
Accounts payable related party	-	(25,835)
Taxes payable	(1,274)	800
Deferred revenues	-	-

Net cash used in operating activities	(390,866)	(53,737)

Cash flows from investing activities:
Acquisition, net of cash acquired	(457,091)	-
Purchases of property and equipment	(91,039)	-
Sales of marketable securities	-	581

Net cash used in investing activities	(548,130)	581

The referenced notes are an integral part of these consolidated financial statements.

VIPER NETWORKS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Three Months Ended March 31,

	2004	2003

Cash flows from financing activities:
Proceeds from issuance of common stock	1,274,852	41,780
Net borrowing (repayments) under revolving credit lines	(107,661)	-
Repayment of debt from acquisition	(269,500)	-
Proceeds from short term debt	-	9,450
Repayments of short term debt	(15,000)	(5,000)
Proceeds from shareholder loans	215,708	-
Repayments of shareholder loans	(54,473)	-
Repayments of convertible loans	(25,000)	-
Payments on capital lease obligations	(2,749)	(1,500)
Stock subscription deposits	(35,150)	4,717

Net cash provided by financing activities	981,027	49,447

Net increase in cash	42,031	(3,709)
Cash at the beginning of the period	170,340	4,697

Cash at the end of the period	$212,371	$988

Supplemental schedule of cash flow activities
Cash paid for:
Interest	$8,534	$-
Income taxes	$127	$-

Non-cash investing and financial activities:
Common stock issued for business acquisition	$3,074,500	$-
Common stock issued in payment of services	$229,280	$28,500
Common stock issued in payment of convertible loans and interest	$50,806	$-

The referenced notes are an integral part of these consolidated financial statements.

VIPER NETWORKS, INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements

NOTE 1 -	CONDENSED FINANCIAL STATEMENTS

The accompanying March 31, 2004 financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2004 and 2003 and for all periods presented have been made. Certain information and Footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2003 audited financial statements. The results of operations for periods ended March 31, 2004 and 2003 are not necessarily indicative of the operating results for the full years.

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

The Company’s consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred a loss from inception on September 14, 2000 through March 31, 2004, which has resulted in an accumulated deficit of $(7,359,610) at March 31, 2004 which raises doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

Comparison of Three Months Ended March 31, 2004 and Three Months Ended March 31, 2003

During the three months ended March 31, 2004, we recorded $934,402 as net sales revenues. This compares to the three months ended March 31, 2003 when we recorded $18,134 as net sales revenue.  The dramatic increase in net sales from 2003 to 2004 was primarily due the acquisition and subsequent consolidation of Mid-Atlantic International, Inc. and Adoria Communications, LLC.

During the three months ended March 31, 2004, our Cost of sales was $927,096 which resulted in a gross margin as a percentage of net sales revenues of approximately 1%. This compares to the three months ended March 31, 2003 where our Cost of sales was $1,867 which resulted in a gross margin percentage of net sales revenues was approximately 90%. Competitive conditions, product and sales mix, and technology trends impacted our gross margin in both of these years.

During the three months ended March 31, 2004 we incurred $787,247 in selling, general and administrative expenses. This compares to the three months ended March 31, 2003 when we incurred $163,657 in selling, general and administrative expenses.  The increase from the three months ended March 31, 2003 to the three months ended March 31, 2004 was due primarily to the increased average monthly amount of selling, general and administrative expenses incurred as the Company developing and implementing its business plan. Overall, selling, general and administrative expenses were primarily made up of wages and salaries, office expenses, fees and costs incurred for legal and accounting services, and other administrative costs.

During the three months ended March 31, 2004, we incurred an Operating Loss of $779,941 compared to an Operating Loss of $147,391 during the three months ended March 31, 2003. The increase in the amount of the loss in the three months ended March 31, 2004 was due primarily to the increased selling, general and administrative expenses.

During the three months ended March 31, 2004, we incurred interest expense of $23,160 compared to $1,314 in interest expense during the three months ended March 31, 2003.  During the three months ended March 31, 2004, we had bad debt expense of $1,100 compared to the three months ended March 31, 2003 when we had $0 bad debt expense.

As a result, during the three months ended March 31, 2004 we had a net loss of $4,198,859 compared to the three months ended March 31, 2003 when we had a net loss of $149,448.

Basic loss per share for the three months ended March 31, 2004 was $.05 compared to the three months ended March 31, 2003 when we had a basic loss per share of $.01.  During the three months ended March 31, 2005, we had 87,148,385 weighted average shares outstanding.  By comparison, during the three months ended March 31, 2003 we had 18,042,799 weighted average shares outstanding.

Liquidity and Capital Resources

At March 31, 2004, we had $212,372 in cash. At the same time, we had $479,403 in total current assets. At December 31, 2003, we had $170,340 in cash. At the same time, we had $354,893 in total current assets.

As of March 31, 2004, our total current liabilities were $780,026 which consisted primarily of the following material amounts: $211,814 in Accounts payable, $75,937 in Accrued liabilities, $340,671 in Related party obligations, $114,575 in short term and current portion of long term debt.

In contrast, as of December 31, 2003, our total current liabilities were $690,266 which consisted primarily of the following material amounts: $70,447 in Accounts payable, $5,159 in Accrued liabilities, $11,658 in Related party obligations, $529,549 in short term and current portion of long term debt.

During the three months ended March 31, 2004, our cash needs were met primarily by the sale of common stock and loans from certain of our shareholders.  We can not be assured that we will continue to obtain funds from these or any other sources to meet our need for additional capital resources.

Overall, our liquidity and access to capital is very limited.  We have not received any commitment for additional financing and given the size of our company, we may be limited to loans and other cash infusions from officers, directors, existing stockholders, and persons affiliated or associated with one or more of them.  If we are to implement our business plan, we will need to raise significant amounts of additional capital and during the period ended March 31, 2004 we had not received any commitment that any such additional financing would be forthcoming or, if could be obtained, that it can be obtained on reasonable terms in light of our circumstances at that time. In addition, if any financing should be obtained, existing shareholders will likely incur substantial, immediate, and permanent dilution of their existing investment.

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

Not applicable.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Not Applicable.

ITEM 5. OTHER INFORMATION

CHANGE OF CORPORATE DOMICILE

Pursuant to prior action by a majority of the shareholders, in May of 2005 the Company completed a change in corporate domicile from Utah to Nevada.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

23.1	Auditor’s Consent
31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The Company did not file any Reports on Form 8-K during the three months ended March 31, 2004:

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIPER NETWORKS, INC.

Date: May 31, 2005	By:	/s/ RONALD G. WEAVER

RONALD G. WEAVER, CHIEF EXECUTIVE OFFICER

Date: May 31, 2005	By:	/s/ PAUL E. ATKISS

PAUL E. ATKISS, CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)