Form 10QSB
period 2004-06-30
VIPER NETWORKS INC
filed 2005-06-03
CIK 1133192

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark one)

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

On June 30, 2004 there were 103,050,605  shares of the registrant’s common stock, $.001 par value, outstanding.

VIPER NETWORKS, INC.
FORM 10-QSB QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

The un-audited balance sheet of the Company as of June 30, 2004, and the related balance sheet of the Company as of December 31, 2003, which is derived from the Company's audited financial statements, the un-audited statement of operations and cash flows for the six months ended June 30, 2004 and June 30, 2003 and the statement of stockholders equity for the period of December 31, 2002 to June 30, 2004 are included in this document.

Operating results for the quarter ended June 30, 2004, are not necessarily indicative of the results that can be expected for the year ending December 31, 2004.

ARMANDO C. IBARRA
Certified Public Accountants
A Professional Corporation

Armando C. Ibarra, C.P.A.	Members of the California Society of Certified Public Accountants
Armando Ibarra, Jr., C.P.A., JD	Members of the American Institute of Certified Public Accountants
Registered with the Public Company Accounting Oversight Board

To the Board of Directors of
Viper Networks Inc. and Subsidiaries

INDEPENDENT ACCOUNTANTS’ REPORT

We have reviewed the accompanying consolidated balance sheets of Viper Networks, Inc. and Subsidiaries as of June 30, 2004, and the related statements of operations, changes in stockholders’ equity, and cash flows for the three months ended June 30, 2004 and 2003, in accordance with Statements on Standards for Accounting Review Services issued by the American Institute of Certified Public Accountants.  All information included in these financial statements is the representation of the management of Viper Networks, Inc. and Subsidiaries.

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

____________________________
Armando C. Ibarra, CPA-APC

May 30, 2005
Chula Vista, California

VIPER NETWORKS, INC. AND SUBSIDIARIES
Consolidated Balance Sheet

	June 30 2004 (Unaudited)	December 31, 2003

ASSETS
Current Assets:
Cash	$21,775	$170,340
Short-term investments	11,000	53,200
Accounts receivable, net of allowance for doubtful accounts and sales returns (Note 4)	99,828	90,904
Inventories	103,000	-
Other current assets (Note 4)	47,983	40,449

Total current assets	283,586	354,893

Property and equipment, net (Note 4)	601,313	535,415
Purchased intangible assets, net	524,641	338,441
Unconsolidated subsidiary	26,800

Total assets	$1,436,339	$1,228,749

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$216,483	$70,447
Accrued liabilities (Note 4)	58,577	5,159
Accounts payable to related party (Note 6)	-	11,658
Loans from related party (Note 6)	256,119	-
Taxes payable	2,307	3,508
Deferred revenues	8,000	-
Short term debt and current portions of long term debt (Note 8)	112,530	529,549
Stock subscription deposit (Note 9)	154,895	69,945

Total current liabilities	808,911	690,266
Long term debt, less current portions	2,579	216,625

Total liabilities	811,490	906,891

Commitments and Contingencies (Note 11)
Stockholders equity:
Preferred stock: Class A, authorized 100,000 shares at $1.00 par value, -0- shares issued and outstanding (Note 12)	-	-
Preferred stock: Class B, authorized 10,000,000 shares at $1.00 par value, -0- shares issued and outstanding (Note 12)	-	-
Common stock: 250,000,000 shares authorized of $0.001 par value, 103,050,605 and 78,796,146 shares issued and outstanding	103,051	78,796
Additional paid-in capital	10,425,458	3,901,379
Stock subscription receivable (Note 5)	(160,000)	(125,000)
Unearned stock-based compensation	(291,651)	(324,548)
Accumulated deficit	(9,379,884)	(3,160,751)
Accumulated comprehensive loss	(72,125)	(48,018)

Total stockholders’ equity	624,849	321,858

Total liabilities and stockholders’ equity	$1,436,339	$1,228,749

The referenced notes are an integral part of these consolidated financial statements.

VIPER NETWORKS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,

	2004	2003

Net Revenues	$1,235,314	$7,792
Cost of revenues	981,513	77

Gross Margin	253,801	7,715

General and administrative	1,142,745	165,049
Equity loss from unconsolidated subsidiaries	-	3,940

Loss from operations	(888,944)	(161,274)

Other income (expenses)
Realized (loss) gain on marketable securities	(14,787)	132
Interest expense	(19,566)	(5,650)
Bad debt expense	(5,113)	-
Other income (expense)	236	(1,000)

Total other income (expenses)	(39,230)	(6,517)

Loss before extraordinary item	(928,175)	(167,791)
Impairment of purchased intangibles	(1,092,100)	(790,040)

Net loss	$(2,020,274)	$(957,831)

Basic loss per share	$(0.02)	$(0.04)

Weighted average number of shares outstanding	96,932,904	22,564,972

The referenced notes are an integral part of these consolidated financial statements.

VIPER NETWORKS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Six Months Ended June 30,

	2004	2003

Net Revenues	$2,169,716	25,926
Cost of revenues	1,908,609	1,944

Gross Margin	261,107	23,982

General and administrative	1,929,992	328,706
Equity loss from unconsolidated subsidiaries	-	3,940

Loss from operations	(1,668,886)	(308,664)

Other income (expenses)
Realized (loss) gain on marketable securities	(14,787)	213
Interest expense	(42,726)	(6,964)
Bad debt expense	(6,213)	-
Other income (expense)	1,716	(1,824)

Total other income (expenses)	(62,010)	(8,574)

Loss before extraordinary item	(1,730,896)	(317,238)
Impairment of purchased intangibles	(4,488,238)	(790,040)

Net loss	$(6,219,133)	$(1,107,278)

Basic loss per share	$(0.07)	$(0.06)

Weighted average number of shares outstanding	91,960,147	19,742,436

The referenced notes are an integral part of these consolidated financial statements.

VIPER NETWORKS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Stock Subscriptions	Unearned stock-based	Accumulated	Other Comprehensive	Total Stockholders’
	Shares	Amount	(Deficit)	Receivable	Compensation	Deficit	Loss	Equity

Balance, December 31, 2002	17,640,689	$17,641	$1,046,165	$(125,000)	$(4,700)	$(959,897)	$-	$(25,791)
Issuance of common stock for cash	7,538,457	7,538	400,722	-	-	-	-	408,260
Issuance of common stock for services received	28,130,000	28,130	930,095	-	-	-	-	958,225
Issuance of common stock loan interest	675,000	675	51,650	-	-	-	-	52,325
Issuance of common stock for acquisition	24,602,000	24,602	1,093,728	-	-	-	-	1,118,330
Employee Compensation Fund	210,000	210	54,745	-	-	-	-	54,955
Stock-based compensation	-	-	324,274	-	(319,848)	-	-	4,426
Comprehensive loss	-	-	-	-	-	-	(48,018)	(48,018)
Net Loss for the year ended December 31, 2003	-	-	-	-	-	(2,200,854)	-	2,200,854

Balance, December 31, 2003	78,796,146	78,796	3,901,379	(125,000)	(324,548)	(3,160,751)	(48,018)	321,858
Issuance of common stock for cash	7,677,614	7,678	1,514,897	(35,000)	-	-	-	1,487,575
Issuance of common stock for services received	11,702,645	11,703	677,106	-	-	-	-	688,809
Issuance of common stock for acquisition	4,500,000	4,500	4,090,000	-	-	-	-	4,094,500
Conversion of notes payable and interest	139,700	140	50,667	-	-	-	-	50,806
Employee Compensation Fund	234,500	235	191,410	-	-	-	-	191,644
Stock-based compensation	-	-	-	-	32,898	-	-	32,898
Comprehensive loss	-	-	-	-	-	-	(24,107)	(24,107)
Net Loss for quarter ended June 30, 2004	-	-	-	-	-	(6,219,133)	-	-

Balance, June 30, 2004	103,050,605	$103,051	$10,425,458	$(160,000)	$(291,651)	$(9,379,884)	$(72,125)	$624,849

The referenced notes are an integral part of these consolidated financial statements.

VIPER NETWORKS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,

	2004	2003

Cash flows from operating activities:
Net loss	$(6,219,133)	$(1,107,277)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	136,074	4,716
Allowance for doubtful accounts and sales returns	4,000	-
Amortization of stock-based compensation	32,898	470
Amortization of stock-based interest	19,944	2,400
Impairment of purchased intangibles	4,489,238	793,979
Stock based compensation	688,809	226,239
Interest accrual	(7,822)	4,564
(Gain) loss on sale of marketable securities	14,787	(5,213)
Changes in assets and liabilities:
Accounts receivable	47,226	-
Inventories	(103,000)	-
Prepaid expenses	(7,040)	(5,000)
Other current assets	(21,528)	250
Accounts payable	56,019	4,239
Accrued liabilities	44,453	(2,815)
Accounts payable related party	-	(43.149)
Taxes payable	(1,201)	800
Deferred revenues	8,000	-

Net cash used in operating activities	(818,276)	(125,797)

Cash flows from investing activities:
Acquisition, net of cash acquired	(657,091)	-
Purchases of property and equipment	(129,457)	-
Purchases of marketable securities	-	(25,000)
Sales of marketable securities	3,306	1,213

Net cash used in investing activities	(783,242)	(23,787)

The referenced notes are an integral part of these consolidated financial statements.

VIPER NETWORKS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Six Months Ended June 31,

	2004	2003

Cash flows from financing activities:
Proceeds from issuance of common stock	1,679,219	41,780
Net borrowing (repayments) under revolving credit lines	(107,661)	-
Repayment of debt from acquisition	(269,500)	-
Proceeds from short term debt	-	39,800
Repayments of short term debt	(15,000)	(25,000)
Proceeds from shareholder loans	244,463	-
Repayments of shareholder loans	(59,718)	(10,000)
Proceeds from convertible loans	-	75,000
Repayments of convertible loans	(75,000)	-
Payments on capital lease obligations	(28,800)	(4,750)
Stock subscription deposits	84,950	34,440

Net cash provided by financing activities	1,452,953	151,270

Net increase in cash	(148,565)	1,686
Cash at the beginning of the period	170,340	4,697

Cash at the end of the period	$21,775	$6,383

Supplemental schedule of cash flow activities
Cash paid for:
Interest	$17,116	$-
Income taxes	$127	$-

Non-cash investing and financial activities:
Common stock issued for business acquisition	$4,094,500	$308,130
Common stock issued in payment of services	$688,809	$61,500
Common stock issued in payment of convertible loans and interest	$50,806	$14,875

The referenced notes are an integral part of these consolidated financial statements.

VIPER NETWORKS, INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements

NOTE 1 -	CONDENSED FINANCIAL STATEMENTS

The accompanying June 30, 2004 financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2004 and 2003 and for all periods presented have been made. Certain information and Footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2003 audited financial statements. The results of operations for periods ended June 30, 2004 and 2003 are not necessarily indicative of the operating results for the full years.

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

The Company’s consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred a loss from inception on September 14, 2000 through June 30, 2004, which has resulted in an accumulated deficit of $(9,379,884) at June 30, 2004 which raises doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

Comparison of Six Months Ended June 30, 2004 and Six Months Ended June 30, 2003

During the six months ended June 30, 2004, we recorded $2,169,716 as net sales revenues.  This compares to the six months ended June 30, 2003 when we recorded $25,926 as net sales revenue.  The dramatic increase in net sales from 2003 to 2004 was primarily due the acquisition and subsequent consolidation of Mid-Atlantic International, Inc. and Adoria Communications, LLC.

During the six months ended June 30, 2004, our Cost of sales was $1,908,609 which resulted in a gross margin as a percentage of net sales revenues of approximately 12%.  This compares to the six months ended June 30, 2003 where our Cost of sales was $1,944 which resulted in a gross margin percentage of net sales revenues was approximately 92%.  Competitive conditions, product and sales mix, and technology trends impacted our gross margin in both of these years.

During the six months ended June 30, 2004 we incurred $1,929,992 in selling, general and administrative expenses. This compares to the six months ended June 30, 2003 when we incurred $328,706 in selling, general and administrative expenses.  The increase from the six months ended June 30, 2003 to the six months ended June 30, 2004 was due primarily to the increased average monthly amount of selling, general and administrative expenses incurred as the Company developing and implementing its business plan. Overall, selling, general and administrative expenses were primarily made up of wages and salaries, office expenses, fees and costs incurred for legal and accounting services, and other administrative costs.

During the six months ended June 30, 2004, we incurred an Operating Loss of $1,668,886 compared to an Operating Loss of $308,664 during the six months ended June 30, 2003.  The increase in the amount of the loss in the six months ended June 30, 2004 was due primarily to the increased selling, general and administrative expenses.

During the six months ended June 30, 2004, we incurred interest expense of $42,726 compared to $6,964 in interest expense during the six months ended June 30, 2003.  During the six months ended June 30, 2004, we had bad debt expense of $6,213 compared to the six months ended June 30, 2003 when we had  $0 in bad debt expense.

As a result, during the six months ended June 30, 2004 we had a net loss of $6,219,133 compared to the six months ended June 30, 2003 when we had a net loss of $1,107,278.

Basic loss per share for the six months ended June 30, 2004 was $.07 compared to the six months ended June 30, 2003 when we had a basic loss per share of $.06.  During the six months ended June 30, 2004, we had 91,960,147 weighted average shares outstanding.  By comparison, during the six months ended June 30, 2003 we had 19,742,436 weighted average shares outstanding.

Liquidity and Capital Resources

At June 30, 2004, we had $21,775 in cash. At the same time, we had $283,586 in total current assets.  At December 31, 2003, we had $170,340 in cash.  At the same time, we had $354,893 in total current assets.

As of June 30, 2004, our total current liabilities were $808,911 which consisted primarily of the following material amounts: $216,483 in Accounts payable, $58,577 in Accrued liabilities, $256,119 in Related party obligations, $112,530 in short term and current portion of long term debt.

In contrast, as of December 31, 2003, our total current liabilities were $690,266 which consisted primarily of the following material amounts: $70,447 in Accounts payable, $5,159 in Accrued liabilities, $11,658 in Related party obligations, $529,549 in Short term and current portion of long term debt.

During the six months ended June 30, 2004, our cash needs were met primarily by the sale of common stock and loans from certain of our shareholders.  We can not be assured that we will continue to obtain funds from these or any other sources to meet our need for additional capital resources.

Overall, our liquidity and access to capital is very limited.  We have not received any commitment for additional financing and given the size of our company, we may be limited to loans and other cash infusions from officers, directors, existing stockholders, and persons affiliated or associated with one or more of them.  If we are to implement our business plan, we will need to raise significant amounts of additional capital and during the period ended June 30, 2004 we had not received any commitment that any such additional financing would be forthcoming or, if could be obtained, that it can be obtained on reasonable terms in light of our circumstances at that time. In addition, if any financing should be obtained, existing shareholders will likely incur substantial, immediate, and permanent dilution of their existing investment.

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

The Company did not file any Reports on Form 8-K during the six months ended June 30, 2004.

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