Form 10QSB
period 2004-09-30
VIPER NETWORKS INC
filed 2005-06-03
CIK 1133192

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark one)

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

On September 30, 2004 there were 117,276,216 shares of the registrant’s common stock, $.001 par value, outstanding.

VIPER NETWORKS, INC.
FORM 10-QSB QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER, 2004

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

The un-audited balance sheet of the Company as of September 30, 2004, and the related balance sheet of the Company as of December 31, 2003, which is derived from the Company's audited financial statements, the un-audited statement of operations and cash flows for the nine months ended September 30, 2004 and September 30, 2003 and the statement of stockholders equity for the period of December 31, 2002 to September 30, 2004 are included in this document.

Operating results for the quarter ended September 30, 2004, are not necessarily indicative of the results that can be expected for the year ending December 31, 2004.

ARMANDO C. IBARRA
Certified Public Accountants
A Professional Corporation

Armando C. Ibarra, C.P.A.	Members of the California Society of Certified Public Accountants
Armando Ibarra, Jr., C.P.A., JD	Members of the American Institute of Certified Public Accountants
Registered with the Public Company Accounting Oversight Board

To the Board of Directors of
Viper Networks Inc. and Subsidiaries

INDEPENDENT ACCOUNTANTS’ REPORT

We have reviewed the accompanying consolidated balance sheets of Viper Networks, Inc. and Subsidiaries as of September 30, 2004, and the related statements of operations, changes in stockholders’ equity, and cash flows for the three months ended September 30, 2004 and 2003, in accordance with Statements on Standards for Accounting Review Services issued by the American Institute of Certified Public Accountants.  All information included in these financial statements is the representation of the management of Viper Networks, Inc. and Subsidiaries.

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

____________________________
Armando C. Ibarra, CPA-APC

May 30, 2005
Chula Vista, California

VIPER NETWORKS, INC. AND SUBSIDIARIES
Consolidated Balance Sheet

	September 30 2004 (Unaudited)	December 31, 2003

ASSETS
Current Assets:
Cash	$42,058	$170.340
Short-term investments	5,000	53,200
Accounts receivable, net of allowance for doubtful accounts and sales returns (Note 4)	111,171	90,904
Inventories	85,000	-
Other current assets (Note 4)	109,829	40,449

Total current assets	353,058	354,893

Property and equipment, net (Note 4)	561,825	535,415
Purchased intangible assets, net	524,641	338,441
Unconsolidated subsidiary	4,305

Total assets	$1,443,829	$1,228,749

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$281,889	$70,447
Accrued liabilities (Note 4)	122,237	5,159
Accounts payable to related party (Note 6)	-	11,658
Loans from related party (Note 6)	461,876	-
Taxes payable	2,398	3,508
Deferred revenues	17,000	-
Short term debt and current portions of long term debt (Note 8)	136,264	529,549
Stock subscription deposit (Note 9)	23,380	69,945

Total current liabilities	1,045,043	690,266

Long term debt, less current portions	-	216,625

Total liabilities	1,045,043	906,891

Commitments and Contingencies (Note 11)
Stockholders equity:
Preferred stock: Class A, authorized 100,000 shares at $1.00 par value, -0- shares issued and outstanding (Note 12)	-	-
Preferred stock: Class B, authorized 10,000,000 shares at $1.00 par value, -0- shares issued and outstanding (Note 12)	-	-
Common stock: 250,000,000 shares authorized of $0.001 par value, 117,276,216 and 78,796,146 shares issued and outstanding	117,277	78,796
Additional paid-in capital	11,168,394	3,901,379
Stock subscription receivable (Note 5)	(160,000)	(125,000)
Unearned stock-based compensation	(324,785)	(324,548)
Accumulated deficit	(10,323,975)	(3,160,751)
Accumulated comprehensive loss	(78,125)	(48,018)

Total stockholders’ equity	398,785	321,858

Total liabilities and stockholders’ equity	$1,443,828	$1,228,749

The referenced notes are an integral part of these consolidated financial statements.

VIPER NETWORKS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,

	2004	2003

Net Revenues	$1,154,010	$10,000
Cost of revenues	1,035,231	4,870

Gross Margin	118,779	5,130

General and administrative	1,032,277	381,944
Equity loss from unconsolidated subsidiaries	-	960

Loss from operations	(913,498)	(377,774)

Other income (expenses)
Realized (loss) gain on marketable securities	-	691
Interest expense	(10,129)	(21,442)
Bad debt expense	(20,572)	-
Other income (expense)	108	(1,600)

Total other income (expenses)	(30,593)	(22,351)

Loss before extraordinary item	(944,091)	(400,125)
Impairment of purchased intangibles	-	-

Net loss	$(944,091)	$(400,125)

Basic loss per share	$(0.01)	$(0.08)

Weighted average number of shares outstanding	106,544,173	49,344,322

The referenced notes are an integral part of these consolidated financial statements.

VIPER NETWORKS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Nine Months Ended September 30,

	2004	2003

Net Revenues	$3,323,726	35,926
Cost of revenues	2,943,840	6,814

Gross Margin	379,886	29,112

General and administrative	2,962,269	710,650
Equity loss from unconsolidated subsidiaries	-	4,900

Loss from operations	(2,582,383)	(686,438)

Other income (expenses)
Realized (loss) gain on marketable securities	(14,787)	904
Interest expense	(52,855)	(28,406)
Bad debt expense	(26,785)	-
Other income (expense)	1,824	(3,424)

Total other income (expenses)	(92,603)	(30,925)

Loss before extraordinary item	(2,674,986)	(717,363)
Impairment of purchased intangibles	(4,488,238)	(790,040)

Net loss	$(7,163,224)	(1,507,403)

Basic loss per share	$(0.07)	$(0.05)

Weighted average number of shares outstanding	96,784,299	28,563,904

The referenced notes are an integral part of these consolidated financial statements.

VIPER NETWORKS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Stock Subscriptions	Unearned stock-based	Accumulated	Other Comprehensive	Total Stockholders’
	Shares	Amount	(Deficit)	Receivable	Compensation	Deficit	Loss	Equity

Balance, December 31, 2002	17,640,689	$17,641	$1,046,165	$(125,000)	$(4,700)	$(959,897)	$-	$(25,791)
Issuance of common stock for cash	7,538,457	7,538	400,722	-	-	-	-	408,260
Issuance of common stock for services received	28,130,000	28,130	930,095	-	-	-	-	958,225
Issuance of common stock loan interest	675,000	675	51,650	-	-	-	-	52,325
Issuance of common stock for acquisition	24,602,000	24,602	1,093,728	-	-	-	-	1,118,330
Employee Compensation Fund	210,000	210	54,745	-	-	-	-	54,955
Stock-based compensation	-	-	324,274	-	(319,848)	-	-	4,426
Comprehensive loss	-	-	-	-	-	-	(48,018)	(48,018)
Net Loss for the year ended December 31, 2003	-	-	-	-	-	(2,200,854)	-	2,200,854

Balance, December 31, 2003	78,796,146	78,796	3,901,379	(125,000)	(324,548)	(3,160,751)	(48,018)	321,858
Issuance of common stock for cash	10,724,691	10,725	1,956,661	(35,000)	-	-	-	1,932,386
Issuance of common stock for services received	11,686,844	11,687	766,014	-	-	-	-	777,701
Issuance of common stock for acquisition	4,500,000	4,500	4,090,000	-	-	-	-	4,094,500
Conversion of notes payable and interest	646,322	646	201,328	-	-	-	-	201,974
Issuance of common stock for stock dividend	10,632,213	10,632	(10,632)	-	-	-	-	-
Employee Compensation Fund	290,000	290	213,644	-	-	-	-	213,934
Stock-based compensation	-	-	50,000	-	(237)	-	-	49,763
Comprehensive loss	-	-	-	-	-	-	(30,107)	(30,107)
Net Loss for quarter ended September 30, 2004	-	-	-	-	-	(7,163,224)	-	(7,163,224)

Balance, September 30, 2004	117,276,216	$117,277	$11,168,394	$(160,000)	$(324,785)	$(10,323,975)	$(78,125)	$398,785

The referenced notes are an integral part of these consolidated financial statements.

VIPER NETWORKS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,

	2004	2003

Cash flows from operating activities:
Net loss	$(7,165,224)	$(1,507,087)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	211,951	7,089
Allowance for doubtful accounts and sales returns	7,000	-
Amortization of stock-based compensation	68,106	1,097
Amortization of stock-based interest	19,944	14,079
Impairment of purchased intangibles	4,611,733	794,939
Stock based compensation	779,644	497,606
Interest accrual	(5,544)	14,382
(Gain) loss on sale of marketable securities	14,787	(5,904)
Changes in assets and liabilities:
Accounts receivable	15,961	-
Inventories	(85,000)	-
Prepaid expenses	(19,918)	(5,000)
Other current assets	(31,916)	250
Accounts payable	148,423	13,097
Accrued liabilities	56,170	(11,463)
Accounts payable related party	-	(46,219)
Taxes payable	(1,110)	-
Deferred revenues	17,000	-

Net cash used in operating activities	(1,357,993)	(233,134)

Cash flows from investing activities:
Acquisition, net of cash acquired	(707,091)	-
Purchases of property and equipment	(167,595)	(554)
Purchases of marketable securities		(27,110)
Sale of marketable securities	5,056	2,404

Net cash used in investing activities	(869,630)	(25,260)

The referenced notes are an integral part of these consolidated financial statements.

VIPER NETWORKS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Nine Months Ended September 30,

	2004	2003

Cash flows from financing activities:
Proceeds from issuance of common stock	2,146,320	99,905
Net borrowing (repayments) under revolving credit lines	(107,661)	-
Repayment of debt from acquisition	(269,500)	-
Proceeds from short term debt	-	40,850
Repayments of short term debt	(15,000)	(25,000)
Proceeds from shareholder loans	450,220	-
Repayments of shareholder loans	(60,967)	(50,076)
Proceeds from convertible loans	150,000	175,000
Repayments of convertible loans	(75,000)	-
Payments on capital lease obligations	(32,506)	(8,000)
Stock subscription deposits	(86,565)	36,515

Net cash provided by financing activities	2,099,341	269,194

Net increase in cash	(128,282)	10,800
Cash at the beginning of the period	170,340	4,697

Cash at the end of the period	$42,058	$15,497

Supplemental schedule of cash flow activities
Cash paid for:
Interest	$22,049	$-
Income taxes	$927	$-

Non-cash investing and financial activities:
Common stock issued for business acquisition	$4,094,500	$608,130
Common stock issued in payment of services	$777,701	$508,750
Common stock issued in payment of convertible loans and interest	$201,974	$49,375

The referenced notes are an integral part of these consolidated financial statements.

VIPER NETWORKS, INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements

NOTE 1 -	CONDENSED FINANCIAL STATEMENTS

The accompanying September 30, 2004 financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2004 and 2003 and for all periods presented have been made. Certain information and Footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2003 audited financial statements. The results of operations for periods ended September 30, 2004 and 2003 are not necessarily indicative of the operating results for the full years.

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

The Company’s consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred a loss from inception on September 14, 2000 through September 30, 2004, which has resulted in an accumulated deficit of $(10,323,975) at September 30, 2004 which raises doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

Comparison of Nine Months Ended September 30, 2004 and Nine Months Ended September 30, 2003

During the nine months ended September 30, 2004, we recorded $3,323,726 as net sales revenues.  This compares to the nine months ended September 30, 2003 when we recorded $35,296 as net sales revenue.  The dramatic increase in net sales from 2003 to 2004 was primarily due the acquisition and subsequent consolidated of Mid-Atlantic International, Inc. and Adoria Communications, LLC.

During the nine months ended September 30, 2004, our Cost of sales was $2,943,840 which resulted in a gross margin as a percentage of net sales revenues of approximately 11%.  This compares to the nine months ended September 30, 2003 where our Cost of sales was $6,814 which resulted in a gross margin percentage of net sales revenues was approximately 81%.  Competitive conditions, product and sales mix, and technology trends impacted our gross margin in both of these years.

During the nine months ended September 30, 2004 we incurred $2,962,269 in selling, general and administrative expenses.  This compares to the nine months ended September 30, 2003 when we incurred $710,650 in selling, general and administrative expenses.  The increase from the nine months ended September 30, 2003 to the nine months ended September 30, 2004 was due primarily to the increased average monthly amount of selling, general and administrative expenses incurred as the Company developing and implementing its business plan.  Overall, selling, general and administrative expenses were primarily made up of wages and salaries, office expenses, fees and costs incurred for legal and accounting services, and other administrative costs.

During the nine months ended September 30, 2004, we incurred an Operating Loss of $2,582,383 compared to an Operating Loss of $686,438 during the nine months ended September 30, 2003.  The increase in the amount of the loss in the nine months ended September 30, 2004 was due primarily to the increased selling, general and administrative expenses.

During the nine months ended September 30, 2004, we incurred interest expense of $52,855 compared to $28,406 in interest expense during the nine months ended September 30, 2003.  During the nine months ended September 30, 2004, we had bad debt expense of $26,785 compared to the nine months ended September 30, 2003 when we had $0 in bad debt expense.

As a result, during the nine months ended September 30, 2004 we had a net loss of $7,163,224 compared to the nine months ended September 30, 2003 when we had a net loss of $1,507,403.

Basic loss per share for the nine months ended September 30, 2004 was $.07 compared to the nine months ended September 30, 2003 when we had a basic loss per share of $.05.  During the nine months ended September 30, 2004, we had 96,784,299 weighted average shares outstanding.  By comparison, during the nine months ended September 30, 2003 we had 28,563,904 weighted average shares outstanding.

Liquidity and Capital Resources

At September 30, 2004, we had $42,058 in cash. At the same time, we had $353,058 in total current assets.  At December 31, 2003, we had $170,340 in cash.  At the same time, we had $354,893 in total current assets.

As of September 30, 2004, our total current liabilities were $1,045,043 which consisted primarily of the following material amounts: $281,889 in Accounts payable, $122,237 in Accrued liabilities, $461,876 in Related party obligations, $136,264 in short term debt.

In contrast, as of December 31, 2003, our total current liabilities were $690,266 which consisted primarily of the following material amounts: $70,447 in Accounts payable, $5,159 in Accrued liabilities, $11,658 in Related party obligations, $529,549 in Short term and current portion of long term debt.

During the nine months ended September 30, 2004, our cash needs were met primarily by the sale of common stock and loans from certain of our shareholders.  We can not be assured that we will continue to obtain funds from these or any other sources to meet our need for additional capital resources.

Overall, our liquidity and access to capital is very limited.  We have not received any commitment for additional financing and given the size of our company, we may be limited to loans and other cash infusions from officers, directors, existing stockholders, and persons affiliated or associated with one or more of them.  If we are to implement our business plan, we will need to raise significant amounts of additional capital and during the period ended September 30, 2004 we had not received any commitment that any such additional financing would be forthcoming or, if could be obtained, that it can be obtained on reasonable terms in light of our circumstances at that time. In addition, if any financing should be obtained, existing shareholders will likely incur substantial, immediate, and permanent dilution of their existing investment.

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