Form 10QSB
period 2005-06-30
VIPER NETWORKS INC
filed 2005-09-07
CIK 1133192

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark one)

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates (132,278,000 shares of Common Stock) was $15,873,000 as of June 30, 2005.  The stock price for computation purposes was $0.12. This value is not intended to be a representation as to the value or worth of the Registrant's shares of Common Stock.  The number of shares of non-affiliates of the Registrant has been calculated by subtracting shares held by persons affiliated with the Registrant from outstanding shares.  The number of shares outstanding of the Registrant's Common Stock as of June 30, 2005 was 170,028,324.

VIPER NETWORKS, INC.
FORM 10-QSB QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

The un-audited balance sheet of the Company as of June 30, 2005, and the related balance sheet of the Company as of December 31, 2004, which is derived from the Company's audited financial statements, the un-audited statement of operations and cash flows for the six months ended June 30, 2005 and June 30, 2004 and the statement of stockholders equity for the period of December 31, 2003 to March 31, 2005 are included in this document.

Operating results for the quarter and six months ended June 30, 2005, are not necessarily indicative of the results that can be expected for the year ending December 31, 2005.

ARMANDO C. IBARRA
Certified Public Accountants
A Professional Corporation

Armando C. Ibarra, C.P.A.	Members of the California Society of Certified Public Accountants
Armando Ibarra, Jr., C.P.A., JD	Members of the American Institute of Certified Public Accountants
Registered with the Public Company Accounting Oversight Board

To the Board of Directors of
Viper Networks Inc. and Subsidiaries

INDEPENDENT ACCOUNTANTS’ REPORT

We have reviewed the accompanying consolidated balance sheets of Viper Networks, Inc. and Subsidiaries as of June 30, 2005, and the related statements of operations, changes in stockholders’ equity, and cash flows for the six months ended June 30, 2005 and 2004, in accordance with Statements on Standards for Accounting Review Services issued by the American Institute of Certified Public Accountants.  All information included in these financial statements is the representation of the management of Viper Networks, Inc. and Subsidiaries.

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

____________________________
Armando C. Ibarra, CPA-APC

September 6, 2005
Chula Vista, California

VIPER NETWORKS, INC. AND SUBSIDIARIES
Consolidated Balance Sheet

	June 30 2005 (Unaudited)	December 31, 2004

ASSETS
Current Assets:
Cash	$74,036	$46,956
Short-term investments	4,000	5,000
Accounts receivable, net of allowance for doubtful accounts and sales returns (Note 4)	127,709	121,948
Inventories	6,426	72,020
Current portion of equity swap premium	358,333	-
Other current assets (Note 4)	189,828	59,324

Total current assets	760,332	305,248

Property and equipment, net (Note 4)	324,516	497,226
Equity swap premium	253,819	-
Marketable securities	5,000,000	-
Other Assets	149,541	524,641

Total assets	$6,488,208	$1,327,115

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$671,984	$375,564
Accrued liabilities (Note 4)	257,384	61,915
Loans from related party (Note 6)	744,757	607,094
Taxes payable	3,425	2,623
Deferred revenues	126,502	82,103
Short term debt	237,989	97,647
Stock subscription deposits (Note 7)	81,380	81,380

Total current liabilities	2,123,421	1,308,326

Commitments and Contingencies (Note 9)

Stockholders equity:
Preferred stock: Class A, authorized 100,000 shares at $1.00 par value, -0- shares issued and outstanding (Note 10)	-	-
Preferred stock: Class B, authorized 10,000,000 shares at $1.00 par value, -0- shares issued and outstanding (Note 10)	-	-
Common stock: 250,000,000 shares authorized of $0.001 par value, 170,028,324 and 121,222,899 shares issued and outstanding	170,028	121,223
Additional paid-in capital	17,372,770	11,425,685
Stock subscription receivable (Note 5)	(125,000)	(125,000)
Unearned stock-based compensation	(221,522)	(253,318)
Treasury Stock	(223,028)	-
Accumulated deficit	(12,529,335)	(11,071,676)
Accumulated comprehensive loss	(79,125)	(78,125)

Total stockholders’ equity	4,364,788	18,789

Total liabilities and stockholders’ equity	$6,488,209	$1,327,115

The referenced notes are an integral part of these consolidated financial statements.

VIPER NETWORKS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,

	2005	2004

Net revenues	$858,338	$1,235,314
Cost of revenues	722,964	981,513

Gross margin	135,374	253,801

Selling, general and administrative	874,471	1,142,745
Amortization of equity swap premium	89,583	-
Equity loss from unconsolidated subsidiaries	-	-

Loss from operations	(828,680)	(888,944)

Other income (expenses)
Realized gain on marketable securities	-	(14,787)
Interest expense	(39,922)	(19,566)
Bad debt expense	(8,481)	(5,113)
Other income	-	236

Total other income (expenses)	(48,403)	(39,230)

Loss before extraordinary item	(877,083)	(928,174)
Recovery (impairment) of purchased intangibles	529,833	(1,092,100)

Net loss	$(347,250)	$(2,020,274)

Basic loss per share	$(0.01)	$(0.02)

Weighted average number of shares outstanding	165,858,491	96,932,904

The referenced notes are an integral part of these consolidated financial statements.

VIPER NETWORKS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Six Months Ended June 30,

	2005	2004

Net revenues	$1,805,291	$2,169,716
Cost of revenues	1,647,877	1,908,609

Gross margin	157,414	261,107

Selling, general and administrative	1,715,059	1,929,992
Amortization of equity swap premium	104,514	-
Equity loss from unconsolidated subsidiaries	14,213	-

Loss from operations	(1,676,372)	(1,668,885)

Other income (expenses)
Realized gain on marketable securities	-	(14,787)
Interest expense	(54,476)	(42,726)
Bad debt recovery (expense)	18,352	(6,213)
Other income	4	1,716

Total other income (expenses)	(36,120)	(62,010)

Loss before extraordinary item	(1,712,492)	(1,730,895)
Recovery (impairment) of purchased intangibles	254,833	(4,488,238)

Net loss	$(1,457,659)	$(6,219,133)

Basic loss per share	$(0.01)	$(0.07)

Weighted average number of shares outstanding	147,909,712	91,960,147

The referenced notes are an integral part of these consolidated financial statements.

VIPER NETWORKS, INC. AND SUBSIDIARIES Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-In Capital	Stock Subscriptions	Unearned stock-based	Treasury	Accumulated	Other Comprehensive	Total Stockholders’

	Shares	Amount	(Deficit)	Receivable	Compensation	Stock	Deficit	Loss	Deficit

Balance, December 31, 2003	78,796,146	$78,796	$3,901,379	$(125,000)	$(324,548)	$-	$(3,160,751)	$(48,018)	$321,858
Issuance of common stock for cash	14,244,836	14,245	2,127,218	-	-	-	-	-	2,141,463
Issuance of common stock for services received	12,113,382	12,114	908,047	-	-	-	-	-	920,161
Issuance of common stock loan interest	-	-	-	-	-	-	-	-	-
Issuance of common stock for acquisition	4,500,000	4,500	4,090,000	-	-	-	-	-	4,094,500
Conversion of notes payable and interest	646,322	646	201,327	-	-	-	-	-	201,973
Issuance of common stock for stock dividend	10,632,213	10,632	(10,632)	-	-	-	-	-	-
Employee Compensation Fund	290,000	290	213,645	-	-	-	-	-	213,935
Stock-based compensation	-	-	(5,299)		71,230	-	-	-	65,931
Comprehensive loss	-	-	-	-	-	-	-	(30,107)	(30,107)
Net Loss for the year ended December 31, 2004	-	-	-	-	-	-	(7,910,925)	-	(7,910,925)

Balance, December 31, 2004	121,222,899	121,223	11,425,685	(125,000)	(253,318)	-	(11,071,676)	(78,125)	18,789
Issuance of common stock for cash	11,247,187	11,247	460,753	-	-	-	-	-	472,000
Issuance of common stock for U.S. Treasury Bonds	33,333,335	33,333	4,966,667	-	-	-	-	-	5,000,000
Issuance of common stock for services received	2,158,691	2,159	421,363	-	-	-	-	-	423,522
Issuance of common stock for equity swap premium	3,333,333	3,333	663,333	-	-	-	-	-	666,666
Cancellation of common stock upon rescission of notes payable	(554,283)	(554)	(150,614)	-	-	-	-	-	(151,168)
Cancellation of common stock for settlement and acquisition termination	(1,375,000)	(1,375)	(636,125)	-	-	-	-	-	(637,500)
Issuance of common stock for cashless exercise of warrants	662,162	662	222,366	-	-	(223,028)	-	-	-
Stock-based compensation	-		(658)	-	31,796	-	-	-	31,138
Comprehensive loss	-	-	-	-	-	-	-	(1,000)	(1,000)
Net Loss for six months ended June 30, 2005	-	-	-	-	-	-	(1,457,659)	-	(1,457,659)

Balance, June 30, 2005	170,028,324	$170,028	$17,372,770	$(125,000)	$(221,522)	$(223,028)	$(12,529,335)	$(79,125)	$4,364,788

The referenced notes are an integral part of these consolidated financial statements.

VIPER NETWORKS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,

	2005	2004

Cash flows from operating activities:
Net loss	$(1,457,659)	$(6,219,133)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	157,204	136,074
Allowance for doubtful accounts and sales returns	(57,144)	4,000
Amortization of stock-based compensation	31,138	32,898
Amortization of stock-based interest	-	19,944
Amortization of equity swap premium	104,514	-
Loss on sale of property and equipment	2,175	-
(Recovery) impairment of purchased intangibles	(254,834)	4,489,238
Stock based compensation	246,621	688,809
Interest accrual	22,807	(7,822)
(Gain) loss on sale of marketable securities	-	14,787
Changes in assets and liabilities:
Accounts receivable	43,854	47,226
Inventories	65,594	(103,000)
Prepaid expenses	17,313	(7,040)
Other current assets	8,647	(21,528)
Accounts payable	296,420	56,019
Accrued liabilities	165,869	44,453
Taxes payable	802	(1,201)
Deferred revenues	44,399	8,000

Net cash used in operating activities	(562,280)	(818,276)

Cash flows from investing activities:
Acquisition, net of cash acquired	-	(657,091)
Purchases of property and equipment	(2,119)	(129,457)
Proceeds from sale of property and equipment	15,450	-
Sales of marketable securities	-	3,306

Net cash used in investing activities	13,331	(783,242)

The referenced notes are an integral part of these consolidated financial statements.

VIPER NETWORKS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Six Months Ended June 30,

	2005	2004

Cash flows from financing activities:
Proceeds from issuance of common stock	472,000	1,679,219
Net borrowing (repayments) under revolving credit lines	-	(107,661)
Repayment of debt from acquisition	-	(269,500)
Repayments of short term debt	-	(15,000)
Proceeds from shareholder loans	177,093	244,463
Repayments of shareholder loans	(51,099)	(59,718)
Repayments of convertible loans	(21,145)	(75,000)
Payments on capital lease obligations	(820)	(28,800)
Stock subscription deposits	-	84,950

Net cash provided by financing activities	576,029	1,452,953

Net increase in cash	27,080	(148,565)
Cash at the beginning of the period	46,956	170,340

Cash at the end of the period	$74,036	$21,775

Supplemental schedule of cash flow activities
Cash paid for:
Interest	$8,857	$17,116
Income taxes	$800	$127

Non-cash investing and financial activities:
Common stock (cancelled) issued for business acquisition	$(637,500)	$4,094,500
Common stock issued in payment of services	$423,521	$688,809
Common stock issued in payment of convertible loans	$-	$50,806
Common stock received upon rescission of convertible loan	$(151,168)	$-
Common stock issued for U.S Treasury Bonds	$5,000,000	$-
Common stock issued in payment of equity swap premium	$666,667	$-
Common stock issued for cashless exercise of warrants	$223,028	$-

The referenced notes are an integral part of these consolidated financial statements.

VIPER NETWORKS, INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements

NOTE 1 -	CONDENSED FINANCIAL STATEMENTS

The accompanying June 30, 2005 financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2005 and 2004 and for all periods presented have been made. Certain information and Footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2004 audited financial statements. The results of operations for periods ended June 30, 2005 and 2004 are not necessarily indicative of the operating results for the full years.

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

The Company’s consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred a loss from inception on September 14, 2000 through June 30, 2005, which has resulted in an accumulated deficit of $12,529,335 at June 30, 2005 which raises doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

It is the intent of management to continue to develop it’s voice and data services to Web-based customers and expand its Voice-over-Internet Protocol networks for businesses, institutions, and Internet Service Providers (ISP).

Company management will seek additional financing through new stock issuances and lines of credit.

NOTE 4 -	SIGNIFICANT EVENTS

In July 2005, the Company cancelled and returned 10,450,000 common shares previously issued and reserved for the Viper Networks, Inc. Employee Compensation Fund.

VIPER NETWORKS, INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements

NOTE 4 -	SIGNIFICANT EVENTS (continued)

On February 4, 2005, the Company entered into five stock subscription agreements (the “Subscribers”) for an aggregate of 33,333,335 shares of the Company’s Common Stock in exchange for $5,000,000 in US Treasury Bonds, with both the Company’s shares and the $5,000,000 being placed into escrow.  Concurrent with the execution of the agreements, the Company purchased from Cogent Capital for $1 a call option to repurchase at the end of two years 80% of the shares of Common Stock sold at the then current market price.  Also concurrent with the agreements, the Company entered into an equity swap arrangement with Cogent Capital for $50,000 and 3,333,333 shares of the Company’s Common Stock that entitles the Company to receive and obligate the Company to pay the price return of 75% of the shares issued in two years, or sooner if the shares are registered for sale under the Securities Act of 1933.  The equity swap also provides for the exchange of certain cash flows, as defined in the agreement.

On August 8, 2005, the Company, the Subscribers, and Cogent Capital mutually agreed to rescind the transaction.  The $5,000,000 in US Treasury Bonds, including accumulated interest, were returned to the Subscribers, the 36,666,668 shares of common stock issued by the Company in connection with this transaction have been cancelled and returned to the Company’s treasury, and the $50,000 payable to Cogent Capital was not paid.

On August 16, 2005, Farid Shouekani was appointed the Chief Executive Officer and President of the Company and on August 26, 2005, he was elected to the board of directors.  Also on August 26, 2005, the board of directors was reduced from four members to three with John Castiglione and Jason Sunstein resigning from the board of directors.

On August 26, 2005, to reduce the Company’s total issued and outstanding number of common shares the Company’s officers agreed to return all executive bonuses previously paid in the form of common stock in exchange for an equal amount of common stock purchase warrants at a price of $.25 and a Promissory Note for all unpaid loans, salaries and expenses.  The following bonuses have been cancelled and the common shares returned to treasury, four year warrants were issued, and promissory notes due December 31, 2006 were issued.

Officer	Bonus Amount Returned	$0.25 Warrants	Promissory Notes

Ronald Weaver	4,400,000 common shares	4,400,000	$53,119.97
Jason Sunstein	4,400,000 common shares	4,400,000	$208,445.54
John Castiglione	4,400,000 common shares	4,400,000	$211,894.68
Farid Shouekani	2,200,000 common shares	2,200,000	$330,000.00
James Balestraci	1,100,000 common shares	1,100,000	$35,590.07

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

Comparison of Six Months Ended June 30, 2005 and Six Months Ended June 30, 2004
During the six months ended June 30, 2005, we recorded $1,805,291 as Net revenues. This compares to the six months ended June 30, 2004 when we recorded $2,169,716 as Net revenue.

During the six months ended June 30, 2005, our Cost of revenues was $1,647,877, which resulted in a Gross margin as a percentage of Net revenues of approximately 8.7%. This compares to the six months ended June 30, 2004 where our Cost of revenues was $1,908,609, which resulted in a Gross margin percentage of Net revenues was approximately 12%. Competitive conditions, product and sales mix, and technology trends impacted our gross margin in both of these years.

During the six months ended June 30, 2005 we incurred $1,729,272 in Selling, general and administrative expenses. This compares to the six months ended June 30, 2004 when we incurred $1,929,992 in Selling, general and administrative expenses.  The decrease of approximately 10% from the six months ended June 30, 2004 to the six months ended June 30, 2005 was due primarily to the cost containment measures implemented by management during the six months ended June 30, 2005. Overall, Selling, general and administrative expenses were primarily made up of wages and salaries, office expenses, fees and costs incurred for legal and accounting services, and other administrative costs.

During the six months ended June 30, 2005, we incurred an Operating loss of $1,676,371 compared to an Operating loss of $1,668,886 during the six months ended June 30, 2004.   During the six months ended June 30, 2005, we incurred Interest expense of $54,476 compared to $42,726 in Interest expense during the six months ended June 30, 2004. During the six months ended June 30, 2005, we had Bad debt recovery of $18,352 compared to the six months ended June 30, 2004 when we $6,213 in Bad debt expense.  During the six months ended we had a net recapture of a prior impairment of intangibles of $254,833, compared to an impairment of $4,488,238 during the six months ended June 30, 2004.

As a result, during the six months ended June 30, 2005 we had a Net loss of $1,457,658 compared to the six months ended June 30, 2004 when we had a Net loss of $6,219,133.

Basic loss per share for the six months ended June 30, 2005 was $.01 compared to the six months ended June 30, 2004 when we had a Basic loss per share of $.07.  During the six months ended June 30, 2005, we had 147,909,712 Weighted average shares outstanding. By comparison, during the six months ended June 30, 2004 we had 91,960,147 Weighted average shares outstanding.

Liquidity and Capital Resources

At June 30, 2005, we had $74,036 in Cash. At the same time, we had $548,161 in Other current assets, $760,331 in Total current assets and $6,488,208 in Total assets. In contrast, as of June 30, 2005, our Total current liabilities were $2,123,420 which consisted primarily of the following material amounts: $671,984 in Accounts payable, $257,384 in Accrued liabilities, $744,757 in Related party obligations, $126,502 in Deferred revenues, $237,989 in Short term debt, and $81,380 in Stock subscription deposit.

During the six months ended June 30, 2005, our cash needs were met primarily by the sale of common stock and loans from certain of our shareholders.  We can not be assured that we will continue to obtain funds from these or any other sources to meet our need for additional capital resources.

Overall, our liquidity and access to capital is very limited.  We have not received any commitment for additional financing and given the size of our company, we may be limited to loans and other cash infusions from officers, directors, existing stockholders, and persons affiliated or associated with one or more of them.  If we are to implement our business plan, we will need to raise significant amounts of additional capital and during the period ended June 30, 2005 we had not received any commitment that any such additional financing would be forthcoming or, if could be obtained, that it can be obtained on reasonable terms in light of our circumstances at that time. In addition, if any financing should be obtained, existing shareholders will likely incur substantial, immediate, and permanent dilution of their existing investment.

As of June 30, 2005, the Company expects that it will need at least $1,000,000 to cover our anticipated operating expenses for the twelve month period thereafter.

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

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs – an amendment of ARB No. 43, Chapter 4.  This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  Paragraph 5 of ARB 43, Chapter 4, previously stated that “… under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges…” This Statement requires that those items be recognized as current-

period charges regardless of whether they meet the criterion of “so abnormal.”  In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The adoption is not expected to have a material effect on the Company’s results of operations or financial conditions.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Viper Networks, Inc. vs. Greenland Corp.

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

Hills of Bajamar

During September 1998, the Company’s prior management entered into an agreement with a related party to purchase 50 acres of real property known as the Hills of Bajamar, located in Ensenada, Mexico.  The property was valued at a predecessor cost of $125,000.   Prior management intended to sell lots for residential development and build a communications facility for residents in the surrounding area.   The Company's current management team and Board of Directors has determined that the goals for use of property and construction of telecommunications facilities to the Hills of Bajamar are not within the Company's current capabilities and budget.

As consideration for the land, the Company issued 3,000,000 shares of our Series B Preferred Stock. On June 30, 2001, all of the Series B Preferred Stock was converted into 400,000 shares of our Common Stock.  As of June 30, 2005, the Company had still not received clear title to the land. Without clear title, the Company is in the process of attempting to rescind the original transaction, cancel the 400,000 common shares and return the shares to treasury.

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

In February 2005, the Company issued 1,500,000 shares of the Company’s Common Stock to one purchaser in exchange for the Company’s receipt of an aggregate of $180,000 in cash. All of the shares were offered and sold by the Company’s management without the use of an underwriter or NASD registered broker-dealer and no commissions were incurred by the Company in connection with this transaction.  All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933. Each purchaser was sophisticated and experienced in financial, business, and investment matters and otherwise able to evaluate the merits and risks associated with the purchase of the Company’s securities.

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

In March 2005, the Company issued 55,173 shares of the Company’s Common Stock to IBC Radio in payment for six month of advertising services. All of the shares were offered and sold by the Company’s management without the use of an underwriter or NASD registered broker-dealer and no commissions were incurred by the Company in connection with this transaction.  All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933. Each purchaser was sophisticated and experienced in financial, business, and investment matters and otherwise able to evaluate the merits and risks associated with the purchase of the Company’s securities.

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

In April 2005, the Company issued 4,938,300 shares of the Company’s Common Stock to several subscribers of a previous private placement conducted during 2004, due to a recalculation of the subscribers' purchase price. All of the shares were offered and sold by the Company’s management without the use of an underwriter or NASD registered broker-dealer and no commissions were incurred by the Company in connection with this transaction.  All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933. Each purchaser was sophisticated and experienced in financial, business, and investment matters and otherwise able to evaluate the merits and risks associated with the purchase of the Company’s securities.

In May 2005, the Company issued 1,400,000 shares of the Company’s Common Stock to two purchases in a cashless exercise of previously issued Common Stock Purchase Warrants (“Warrants”) in a prior private placement.  The Warrants were exercised at a price of $0.195.  All of the shares were offered and sold by the Company’s management without the use of an underwriter or NASD registered broker-dealer and no commissions were incurred by the Company in connection with this transaction.  All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933. Each purchaser was sophisticated and experienced in financial, business, and investment matters and otherwise able to evaluate the merits and risks associated with the purchase of the Company’s securities.

In May 2005, the Company issued a total of 25,000 shares of the Company’s Common Stock to Uzi Yair, an Advisory Board member of the Company, in payment for services. All of the shares were offered and sold by the Company’s management without the use of an underwriter or NASD registered broker-dealer and no commissions were incurred by the Company in connection with this transaction.  All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933. Each purchaser was sophisticated and experienced in financial, business, and investment matters and otherwise able to evaluate the merits and risks associated with the purchase of the Company’s securities.

In May 2005, the Company issued a total of an aggregate of 150,000 shares of the Company’s Common Stock to HF Solutions and CEO Solutions, consultants for the Company, in payment for services. All of the shares were offered and sold by the Company’s management without the use of an underwriter or NASD registered broker-dealer and no commissions were incurred by the Company in connection with this transaction.  All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933. Each purchaser was sophisticated and experienced in financial, business, and investment matters and otherwise able to evaluate the merits and risks associated with the purchase of the Company’s securities.

In June 2005, the Company issued 3,055,554 shares of the Company’s Common Stock to four purchasers in exchange for the Company’s receipt of an aggregate of $275,000 in cash. All of the shares were offered and sold by the Company’s management without the use of an underwriter or NASD registered broker-dealer and no commissions were incurred by the Company in connection with this transaction.  All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933. Each purchaser was sophisticated and experienced in financial, business, and investment matters and otherwise able to evaluate the merits and risks associated with the purchase of the Company’s securities.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Not Applicable.

ITEM 5. OTHER INFORMATION

CHANGE IN OFFICERS AND DIRECTORS

On August 26, 2005, pursuant to the power conferred on the board of directors of the Corporation by the Corporation’s Bylaws, the board of directors of the Corporation determined that the exact number of authorized directors of the Corporation should be three (3), effective immediately until such time as the number is changed in accordance with the Corporation’s Bylaws.

The Corporation also announced that Farid Shouekani is hereby elected to serve as a director of the Corporation, his term of office to commence immediately and continue until his successor is duly elected and qualified; and, as previously announced, is hereby appointed to serve as President and Chief Executive Officer of the Corporation, in accordance with the terms and conditions contained in the Employment Agreement, dated August 26, 2005.

The board of directors also accepted the resignation of Ron Weaver, as President and CEO, and the resignations of John Castiglione and Jason Sunstein, leaving the board of directors consisting of Farid Shouekani, Ronald Weaver and Paul Atkiss.

REDUCTION OF COMMON STOCK

In an effort to reduce the Corporation’s total issued and outstanding common stock, the Corporation’s officers have agreed to return all bonuses previously paid in the form of common stock in exchange for an equal amount of common stock purchase warrants at a price of $.25 and a Promissory Note for all unpaid loans, salaries and expenses.  The following bonuses have been cancelled and returned to treasury, warrants issued, and promissory notes issued.

Officer	Bonus Amount Returned	$0.25 Warrants	Promissory Notes

Ronald Weaver	4,400,000 common shares	4,400,000	$53,119.97
Jason Sunstein	4,400,000 common shares	4,400,000	$208,445.54
John Castiglione	4,400,000 common shares	4,400,000	$211,894.68
Farid Shouekani	2,200,000 common shares	2,200,000	$330,000.00
James Balestraci	1,100,000 common shares	1,100,000	$35,590.07

CANCELLATION OF COGENT CAPITAL PRIVATE PLACEMENT

In February 2005, the Company entered into five stock subscription agreements (the “Subscribers”) for an aggregate of 33,333,335 shares of the Company’s Common Stock in exchange for $5,000,000 in US Treasury Bonds, with both the Company’s shares and the $5,000,000 being placed into escrow.  Concurrent with the execution of the agreements, the Company purchased from Cogent Capital for $1 a call option to repurchase at the end of two years 80% of the shares of Common Stock sold at the then current market price.  Also concurrent with the agreements, the Company entered into an equity swap arrangement with Cogent Capital for $50,000 and 3,333,333 shares of the Company’s Common Stock that entitled the Company to receive and obligate the Company to pay the price return of 75% of the shares issued in two years, or sooner if the shares are registered for sale under the Securities Act of 1933.  The equity swap also provided for the exchange of certain cash flows, as defined in the agreement.

Due to the recent volatility of the Company’s common stock, on August 8, 2005, this transaction was mutually rescinded.  All $5,000,000 in US Treasury Bonds, including accumulated interest, were returned to the Subscribers and the 36,666,668 shares of common stock issued by the Company in connection with this transaction have been cancelled and returned to the Company’s treasury.

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

CANCELLATION OF STOCK IN THE VIPER NETWORKS, INC. EMPLOYEE COMPENSATION FUND

In July 2005, the Company cancelled and returned 10,450,000 common shares previously issued and reserved for the Viper Networks, Inc. Employee Compensation Fund.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

23.1 *	Auditor’s Consent
31.1*	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*       Filed herewith.

The Company filed the following Reports on Form 8-K during the six months ended June 30, 2005:

Form 8K on January 27, 2005, February 4, 2005, February 14, 2005, March 14, 2005 and March 16, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIPER NETWORKS, INC.

Date: September 6, 2005	By:	/s/ FARID SHOUEKANI

FARID SHOUEKANI, CHIEF EXECUTIVE OFFICER

Date: September 6, 2005	By:	/s/ PAUL E. ATKISS

PAUL E. ATKISS, CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)