Form 10KSB/A
period 2004-12-31
VIPER NETWORKS INC
filed 2005-11-29
CIK 1133192

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
Amendment No. 1

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

Explanatory Note

                Viper Networks, Inc. (the “Company”) is filing this amendment to its Annual Report on Form 10-KSB for the year ended December 31, 2004 (the “Amendment”) to expand disclosures and restate the Consolidated Financial Statements in response to comments issued by the Securities and Exchange Commission (the “SEC”).  The revised document (items1-Description of Business, 1A-Factors that may Affect Future Results, and 6-Managements’ Discussion and Analysis of Financial Condition and Results of Operations) and restated financials address comments issued by the SEC as relates to the Company’s Forms 10-SB/amendment no. 2, 10-KSB for the year ended December 31, 2004, and 10-QSB for the quarters ended March 31, 2005 and June 30, 2005.  Additionally, items 10-Executive Compensation, and 11-Security Ownership of Certain Beneficial Owners and Management have been updated to include footnotes and corrections.  Any reference to facts and circumstances at a “current” date refer to such facts and circumstances as of such original filing date.

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

                With these changes, the Company re-focused its attention on providing Internet telephony services, the development of an infrastructure for providing services to its Web-based customers (the "Graphic User Interface") and, eventually, the construction of Voice-over-Internet Protocol ("VoIP") network for business, institutions, and Internet Service Providers ("ISPs").  The Company’s management team and Board of Directors determined that the goals for use of the Mexico property purchased from Tri-National and construction of telecommunications facilities to service the Hills of Bajamar resort were not within the Company’s capabilities.  Since consideration for the agreement (documented title to the Mexico property) has never been received the Company does not believe it is the owner of the Land and accordingly considers the agreement to be null and void.

                In July 2003, the Company acquired Coliance Communications (“Coliance”) in exchange for the Company’s issuance of an aggregate of 17,000,000 shares of the Company’s Common Stock and 450,000 shares of the Company’s Preferred Stock. All of the Preferred Stock was later converted into notes payable. As a result of this acquisition, Stephen D. Young and Ronald G. Weaver from Coliance became Directors of the Company as Chairman and President and as Chief Executive Officer, respectively.

                On October 15, 2003, the Company entered into a Securities Merger Agreement (the “Mid-Atlantic Agreement”) with Farid Shouekani in connection with the purchase of all the common stock (the “Mid-Atlantic Shares”) of Mid-Atlantic International, Inc., a Michigan corporation (“Mid-Atlantic”) from Farid Shouekani.  Under the terms of the Mid-Atlantic Agreement, the Company acquired all of Mr. Shouekani’s Mid-Atlantic Shares in exchange for: (1) $50,000 cash within 21 days of Closing; and (2) an aggregate of 7,235,000 shares of the Company’s Common Stock with 4,235,000 of these shares (the “Special Shares”) subject to certain redemption rights (the “Redemption Rights”), at the option of Mr. Shouekani at a redemption price of $0.17 per Special Share as provided by the Mid-Atlantic Agreement. All of the Redemption Rights expire on January 15, 2003 and are secured by Mid-Atlantic’s assets.  As of December 31, 2004, Mr. Shouekani exercised his Redemption Rights over 1,802,000 Special Shares. The remaining 2,433,000 Special Shares were canceled and returned to treasury.  As a result of this acquisition, Mr. Shouekani became Chief Technical Officer and a Director of the Company.

                On January 30, 2004, the Company entered into a Securities Merger Agreement (the “Adoria Agreement”) with James R. Balestraci, the sole holder of the membership interests of Adoria Communications, LLC, a Delaware limited liability company (“Adoria”).  Under the terms of the Adoria Agreement, the Company acquired all of Mr. Balestraci’s membership interests in Adoria in exchange for: (1) cash payments totaling $500,000 and (2) the Company’s issuance of 2,500,000 shares of the Company’s Common Stock with 500,000 of these shares (the  “Performance Shares”) of the Company’s Common Stock subject to the condition that Adoria’s financial results in 2004 must equal or exceed its financial results in 2003.  In the event that Adoria’s financial results in 2004 do not equal or exceed its 2003 results, the Performance Shares are to be cancelled and returned as treasury stock.  Adoria’s 2004 financial results exceeded its 2003 results and the Performance Shares were earned.  As a result of this acquisition, Mr. Balestraci joined the Company as Chief of International Wholesale Operations and a Director.

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

                (As used herein and unless otherwise stated, the term "Company," "we," and "our," refers to the Company, and the subsidiaries Mid-Atlantic, Adoria, and Viper-CA.)

Business of the Company

                We are a provider of Voice over Internet Protocol, or VoIP, communications products and services. Since we began VoIP operations in 2000, we have evolved from a pioneer in selling VIPER CONNECT, a “push to talk” technology developed by ITXC, to a next generation provider of high-quality telecommunication services and technology for internet protocol, or IP telephony applications. We utilize our VoIP technology to transmit digital voice communications over data networks and the Internet.

                 We branded and shipped our first VoIP product, the vPhone, in June of 2003, and acquired our first global VoIP network with gateways and a billing server in Detroit, Michigan in October of 2003, through our acquisition of Mid-Atlantic International, Inc. Our gateways are located as follows: four in Brazil, one in El Salvador, one in Egypt, one in Ghana, one in India, one in Israel, one in Lebanon, one in Saudi Arabia, one in Sri Lanka, one in Syria, one in the United Kingdom, six in Western Europe, two in Eastern Europe.

                In fiscal 2004 substantially all of the Company's revenues were generated from the sale and provisioning of VoIP products, services and technology with approximately 96% of our sales revenues derived from the sale of services and 4% from the sale of products as described in the section entitled, “Products and Services” below.  We do not own or hold any proprietary or intellectual property rights to the technology used in the vPhone product.

                Our corporate structure is primarily organized around four wholly owned operating subsidiaries:

Viper International LLC, (“Viper International”) formed in August 2004, represents the combination of the capabilities obtained through the acquisitions of Mid-Atlantic (9/03) and Adoria (2/04).  Viper International’s network is powered by the Company’s Nextone softswitch and is compatible with most VOIP networks (including Sansay, Cisco, and Nextone).  Viper International sells wholesale minutes on our VoIP network to other telecommunications providers through our internal sales force.

Viper-CA, which we acquired in November 2000, along with Coliance (7/03) offers an alternative to traditional telephone companies through its suite of VoIP products. Our VoIP products allow voice telephone calls to be placed at a substantial savings to any phone number in the world over our global VoIP network (no special hardware or software, other than a standard telephone, is needed at the destination end of a call).  As of December 31, 2004, we had approximately 12,000 active accounts using our suite of VoIP products.

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

Our Solution

                The Company is a provider of high quality cost effective Voice over the Internet solutions for consumer and business users. Our secure, reliable method of communication is growing in demand in the global markets where communication distances are typically great and where costs to communicate are high.  The Company’s low rates, high reliability, and good quality connection are the three factors fueling the growth and success.

                We believe our products and services help improve the cost, quality, availability, and reliability, of voice communications. Our “vPhone” (and our other VoIP products) provides our customer’s with rich robust communications.  Our planned global VoIP network consists of gateways in major population centers.  The network automatically locates remote servers at the closest point to the end user of each telephone call and routes the call over internet connection to that point – thereby eliminating the high cost of long distance connectivity.  With our VoIP network we can terminate (or send) our customers' calls to the proper destination using the most efficient route available.

VoIP Products and Services

                The Company offers a full suite of VoIP products and services designed to meet our customers’ diverse global voice communications needs.  Our suite of VoIP Products allows calls to be placed to any phone number in the world over our global VoIP network (no special hardware or software, other than a standard telephone, is needed at the destination end of a call).

vPhone

                The vPhone is a USB powered telephone device connected to a personal computer.  The vPhone:

•	Greatly reduces the cost of telephone calls by routing them over the internet.
•	Connects and installs in minutes with our downloadable vPhone Dialer Software and USB cable.
•	Provides superior voice quality wherever an internet connection is present.
•	Works with Dial-Up or Broadband Internet connections.
•	Allows our customers to pay only for the minutes used without monthly fees, contracts or hidden charges.
•	Allows customers to purchase additional minutes conveniently online.

IP Phone Adaptor (IPA)

                The IP Phone Adaptor is a USB powered device that allows a user to connect any standard telephone to a personal computer.  The IP Phone Adaptor:

•	Greatly reduces the cost of telephone calls by routing them over the internet.
•	Connects and installs in minutes with the included vPhone Dialer Software and USB cable.
•	Connects a standard telephone – or all telephones in a customer’s house or business – to our global VoIP network through their existing internet connection.
•	Is compatible with both traditional wired telephones and with cordless telephones – allowing the user to make calls from anywhere inside a home or office.
•	Works with Dial-Up or Broadband Internet connections.
•	Allows our customers to pay only for the minutes used without monthly fees, contracts or hidden charges.
•	Allows customers to purchase additional minutes conveniently online.

Broadband Phone Adaptor (BPA)

                The Broadband Phone Adaptor is a network device that allows a user to connect up to 2 standard telephones (or 1 phone and 1 fax machine) to the internet.  The Broadband Phone Adaptor:

•	Greatly reduces the cost of telephone calls by routing them over the internet.
•	Connects a standard telephone – or all telephones in a customer’s house or business – to our global VoIP network through their existing internet connection.
•	Provides 2-line direct connectivity - making it an ideal device for small office/home office (“SOHO”) applications.
•	Connects and installs in minutes to an existing internet connection (requires a broadband internet connection).
•	Is compatible with both traditional wired telephones and with cordless telephones – allowing the user to make calls from anywhere inside a home or office.
•	Eliminates the need for a computer to make or manage calls (does not require our vPhone Dialer Software).
•	Allows our customers to pay only for the minutes used without monthly fees, contracts or hidden charges.
•	Allows customers to purchase additional minutes conveniently online.

Wi-Fi vPhone

                The Viper Networks Wi-Fi vPhone is an intelligent IP communications device.  The Wi-Fi vPhone:

•	Greatly reduces the cost of telephone calls by routing them over the internet.
•	Operates almost like a cell phone; provides VoIP call capability throughout the world where ever a standard 802.11b wireless network exists.
•	Can be used in most any 802.11 Wi-Fi “Hot Spot” location in the world (user ID and Password may be required for privately operated networks).
•	Easily configured and installed in minutes (similar to authentication of a laptop computer for use within your wireless network).
•	Completely self-contained; does not require a personal computer or vPhone Dialer Software.
•	Allows our customers to pay only for the minutes used without monthly fees, contracts or hidden charges.
•	Allows customers to purchase additional minutes conveniently online.

IP PBX

                The Viper Networks IP PBX provides:

•	Greatly reduces the cost of telephone calls by routing them over the internet.
•	Provides multi-functional telephone features and calling services to Business users, blending access to the local telephone network, the public internet, and internal communications.
•	Provides simultaneous voice, text, data and graphics support over standard telephone lines and/or IP connections.
•	Compatible with existing analog or digital telephones (with optional FXS gateway), or with VoIP-enabled telephones.
•	Intra-company connectivity either through local network or through existing telephone wiring.
•

Provides automated attendant, dial by name and spell/say, call history and call detail reports, intercom, full call monitoring, conference calling, voice mail (including voice mail to email), caller ID, call forwarding, music on hold, and most other PBX functions.

•	Fully scalable from 1 to 1,000 (or more) extensions (depending on hardware selected).
•	Compatible with a variety of incoming local voice connections (T1, T3, FXO, etc.).
•	Easily managed and reconfigured through intuitive menu driven interface.
•	Provided with a pre-programmed server running the PBX functionality.

Calling time

                Once a retail customer registers a Viper product and establishes a prepaid account (the “Viper Minutes Account”) they obtain access to the Company’s global VoIP network.   Retail calls on our global VoIP network are prepaid by depositing funds conveniently online.  The Viper Minutes Account maintains the retail customer’s detailed call records (telephone number, duration, and cost) and remaining prepaid balance.

Wholesale Operations

                Viper International LLC, formed in August 2004, represents the combination of the capabilities obtained through the acquisitions of Mid-Atlantic (9/03) and Adoria (2/04).  Viper International is responsible for world-wide termination of all calls made by customers using any of the Company’s products.  Viper’s worldwide network permits the Company to offer the highest quality routes and the most cost effective pricing - ensuring a competitive edge in the telecommunication industry.

                Additionally, Viper International has cooperative agreements with many underlying carriers who provide termination routes to destinations not served by Viper’s own network.  By combining the power of it’s own network with the breadth of affiliates’ networks, Viper is able to offer customers calling capability to anywhere in the world at prices unmatched by any traditional telephone carrier (and, lower than most competitive VoIP providers).

                Vipers’ network is powered by the Company’s Nextone softswitch.  This state of the art VOIP switching facility allows hundreds of thousands of calls to be directed to specific partnerships and carriers throughout the world.  This Nextone switch is compatible with all VOIP networks to include Sansay, Cisco, and Nextone.

                In addition to the retail termination of the Viper Networks minutes, Viper International also sells through our internal sales force, wholesale minutes on our VoIP network to a wide variety of international wholesale clients.  While providing our wholesale customers with a cost-effective alternative for their global traffic needs, this offering also helps us more fully utilize the capacity of our network (and creates another profitable revenue stream).  Viper’s wholesale activities have targeted Latin America and the Middle East, including Argentina, Brazil, Uruguay, Egypt, Jordan, Saudi Arabia, Nepal & Mongolia.

            Our in-depth, moment-to-moment knowledge of market pricing for destinations around the globe enables us to competitively price usage of our network while maximizing proceeds to the Company.

Sales, Marketing and Promotional Activities

                We currently sell and market our VoIP products to retail customers (end users) through our direct sales force, web site and third party distributors.  The retail customer is required to 1) register their Viper Product, 2) establish a Viper Minutes Account, and 3) deposit funds into their Minutes Account in advance of utilizing Viper’s global VoIP network.  Most agreements require the customer to pre-pay for all products and services. To date, we have not incurred significant advertising and promotional expenses as we have not had the working capital to fund significant mass media advertising expenditures.

                Viper’s VoIP products and services are offered to these third parties distributors (“Distributors”) through a standard distributor agreement.  These agreements typically provide 20% to 40% in discounted pricing (from approximate retail pricing levels) for product purchases and a residual 20% to 30% commission on funds deposited by retail customers (of the VoIP products sold by the Distributor) into their Minutes Account.  Agreements typically are for a one year term and include an option to renew the term for an additional one year period.

                We offer businesses the opportunity to become resellers of our products and services through a reseller program.  Resellers are able to purchase bulk accounts (the Viper Minutes Account) and/or hardware at additional discounts that they are then able to resell to end users under the Viper Networks brand.  In certain circumstances, resellers are able to resell end users under a private brand.

                Wholesale minutes on our global VoIP network are sold to other traditional and VoIP telecommunications providers through our internal sales force.

Competition

                We face several competitors who each possess significantly greater financial and managerial resources. These competitors include, iConnectHere, Net2Phone, Vonage and Packet8 as well as incumbent telephone carriers, cable television providers, and other providers of traditional telephone service.

                The market for telecommunications services is intensely competitive.  In addition to the competitors listed above, many companies offer products and services like ours and many have a well established presence in major metropolitan centers.  We may not be able to compete successfully with these companies and others that may enter the market.  In an emerging industry with world-changing technologies brand name recognition is critical to success; we may not be able to compete effectively with competitors who each possess significantly greater financial, distribution, and marketing resources than we do.  If we do not succeed in this competitive marketplace, we will lose customers and our revenue will be substantially reduced and our business, financial condition, and results of operations may be materially and adversely affected.

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

                We maintain a system which is a software-based product that manages call admission, call control and routes calls to an appropriate endpoint. Unless the recipient is using an Internet telephony device, the packets are sent to a gateway belonging Viper Networks or to one of our partner telecommunications carriers where the packets are reassembled and the call is transferred to the PSTN (Public Switched Telephone Network) and directed to a regular telephone anywhere in the world. Our billing and back office systems manage and enroll customers and bill calls as they originate and terminate on the service.  If sufficient additional financial resources are available, we may acquire additional gateways in Beijing, Hong Kong, Osaka, Philippines, Seoul, Singapore, and Thailand as market conditions and suitable opportunities arise.

Suppliers

                We outsource the manufacturing of our vPhone to third-party manufacturers and other VoIP products are purchased from third party suppliers.  While we believe that relations with our contract manufacture and third party suppliers (collectively “Suppliers”) are good, there can be no assurance that our Suppliers will be able or willing to supply products and services to us in the future or if they are supplied, that they will offer these products and services at prices that allow us to resell them at a profit. While we believe that we could replace our Suppliers if necessary, our ability to provide product and service to our customers would be materially and adversely impacted for a protracted period, and this could have an adverse effect on our business, financial condition and results of operations.

Research and Development

                The VoIP market is characterized by rapid technological changes and advances. Accordingly, if sufficient financial resources become available, we plan to make substantial investments in the design and development of new products and services and enhancements and features to existing products and services as well as investments in our global VoIP network. Our future research and development efforts will relate to our vPhone, SOHO applications, the 802-11b wireless standard, and our IP PBX products and the acquisition and development of new endpoints for subscribers of our service. The development of new products and the expansion of our global VoIP network are essential to our success.

                To date, we have not incurred significant research and development expenses as we have not had the working capital to fund significant development expenditures.  Our ability to offer new products or enhanced features has been dependent on our Suppliers, who are free to offer similar or identical products to other of their customers – our competitors.  Accordingly, the Company does not possess a competitive advantage with its suite of VoIP products and services.

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

                We believe that the combination of increasing demand for voice services and the proliferation of data networks, with their enhanced functionality and efficiency, is driving the convergence of voice traffic and data networks, including the Internet.  We expect this transfer of traffic to accelerate as corporation and network infrastructure providers attach increasing value to data networks and as the functionality of computers and computing devices, such as personal digital assistants, are enhanced by voice capability.

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

                We will also be providing services in countries where the regulation of Internet telephony is more restrictive than in the United States or the European Union.  Also, in the event we expand into additional foreign countries, such countries may assert that we are required to qualify to do business in the particular foreign country, that we are otherwise subject to regulation, or that we are prohibited from conducting our business in that country.  Our failure to qualify as a foreign corporation in a jurisdiction in which we are required to do so, or to comply with foreign laws and regulations, would materially adversely affect our business, financial condition and results of operations by subjecting us to taxes and penalties and/or by precluding us from, or limiting us in, enforcing contracts in such jurisdictions.  In some of those countries, we may be forced to find strategic partners within those countries to help us obtain regulatory approval.  Likewise, our customers and partners may be or become subject to requirements to qualify to do business in a particular foreign country, otherwise to comply with regulations, or to cease from conducting business in that country. We cannot be certain that our customers and partners are currently in compliance with regulatory or other legal requirements in their respective countries, that they will be able to comply with existing or future requirements, and/or that they will continue in compliance with any requirements.  Changes in the regulatory regimes of countries where we do business, may have the effect of limiting or prohibiting Internet telephony services, to one or more countries in which we currently operate or seek to operate in the future or the failure of our customers and partners to comply with these requirements could materially adversely affect our business, financial conditions and results of operations.

                Additionally, equipment located in a foreign country with a developing or emerging economy may be materially adversely affected by possible political or economic instability.   The risks include, but are not limited to rapid political and legal change, terrorism, military repression, or expropriation of assets.  The effect of these factors cannot be accurately predicted but their occurrence could materially adversely affect our business, financial conditions and results of operations.

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

1. Continued Operating Losses & Early-Stage Company.

The Company has incurred $7,910,925 in losses during the twelve months ending December 31, 2004 and cumulative losses of $11,071,676 since the Company’s inception through December 31, 2004. The Company is an early-stage company and may well incur significant additional losses in the future as well and there can be no assurance that the Company will be successful or that it will be profitable in the future.

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

7. Losses Due to Customers Fraud.

Customers have obtained access to the Company’s service without prepaying for the service (minutes) by submitting fraudulent credit card information.  Losses from unauthorized credit card transactions and theft of service totaled $38,863 during the twelve months ending December 31, 2004.  We have implemented new anti-fraud procedures in order to control losses relating to unauthorized credit card use, but these procedures may not be adequate to effectively limit our exposure in the future from customer fraud.  If our procedures are not effective, consumer fraud and theft of service could be significant and have a material adverse effect on our business and operating results.

8. Price Competition on Certain Services.

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

9. Absence of Barriers to Entry & Lack of Patent Protection.

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

10. Limited Customer Base.

While we seek to implement our plans, we have a limited customer base of approximately 12,000 active accounts using our suite of VoIP products and there can be no assurance that we will grow and develop a sufficient customer base that generates sufficient sustainable revenues that provide stable profit margins.  The absence of growth at pricing levels that can provide for sustainable revenues and profit margins may greatly inhibit our ability to attract additional capital and otherwise lead to volatile results from operations with consequent adverse and material impact on our financial condition.

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

13. Absence of Brand Name Recognition: Limited Ability to Promote.

The market for telecommunications services is intensely competitive; brand name recognition is critical to success.  Many companies offer products and services like ours and many have a well established presence in major metropolitan centers.  We may not be able to compete successfully with these companies and others that may enter the market.  Some of them also have substantially greater financial, distribution, and marketing resources than we do.  If we do not succeed in this competitive marketplace, we will lose customers and our revenue will be substantially reduced and our business, financial condition, and results of operations may be materially and adversely affected.

14. Government Regulation.

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

15. Loss of Equipment.

Equipment located in a foreign country with a developing or emerging economy may be materially adversely affected by possible political or economic instability.  The risks include, but are not limited to rapid political and legal change, terrorism, military repression, or expropriation of assets.  In the event that equipment is damaged or lost our ability to service to our customers will be substantially reduced and our business, financial condition, and results of operations may be materially and adversely affected.

16. Control.

Our officers and directors directly and indirectly hold an aggregate of 40,701,626 shares of the Company’s common stock (before including any shares issuable upon exercise of any options).  This represents approximately 33.5% of the Company’s total outstanding shares as of December 31, 2004 and thereby allows the Company’s officers and directors to retain significant influence over the Company.

17. Prior Filing of Form 10-SB.

In June of 2001 we prepared and filed a registration statement on Form 10-SB with the U.S. Securities and Exchange Commission ("SEC").  Subsequently, our then legal counsel delivered a letter (dated November 15, 2001) to the SEC which, by its terms, stated that the SEC had agreed to allow us to withdraw the registration statement. At the time the Company’s management believed, in reliance upon assurances from the Company’s then legal counsel, that the Company had been allowed to withdraw the registration statement, notwithstanding that the Securities Exchange Act of 1934 (the "Exchange Act") provides that any withdrawal of a Form 10-SB registration statement (at any time after 60 days from the date at which it is originally filed) requires that the registrant: (a) file Form 15 with the SEC; (b) meet certain requirements that allow the registrant to file Form 15 to terminate the registration of the securities that were previously registered on Form 10-SB; and (c) file such other periodic reports as required to ensure compliance with Section 13(a) of the Exchange Act up to the date at which the Form 15 is filed. Subsequently, in September 2004, the Company received a letter from the SEC (the "SEC Letter") informing the Company that the Company had not satisfied its obligations to file periodic reports required under Section 13(a) of the Exchange Act. While we believed that we had reasonably relied upon the assurances from our legal counsel (that we had effectively withdrawn the Form 10-SB registration statement), we are determined to complete all past and current periodic filings and to comply with the SEC Letter as expeditiously as possible. However, we have not received any assurances from the SEC that we will not be subject to any adverse enforcement action by the SEC. While we did not seek to avoid our obligations under the Exchange Act in any way, our prior actions in mistakenly believing that we had no obligation to file periodic reports required by the Exchange Act exposes us to risk of liability for significant civil fines and the SEC could, among other enforcement actions, suspend trading in our Common Stock. Further, we offered and sold securities in reliance upon exemptions that were predicated on our mistaken belief that the registration statement had been withdrawn. For these and other reasons we may be exposed to liability. We intend to continue a dialogue with the staff of the SEC and, as information is collected and documents are prepared, to complete all filings needed to demonstrate that we are fulfilling our obligations under the Exchange Act with due care and in full observance of our obligations as a "reporting company" thereunder.

18. Dependence Upon Key Personnel and New Employees.

We believe that our success will depend, to a significant extent, on the efforts and abilities of Ronald G. Weaver, Jason A. Sunstein, John L. Castiglione, Farid Shouekani, and James R. Balestraci. The loss of the services of any of them could have a material and continuing adverse effect on the Company.  Our success also depends upon our ability to attract and retain qualified employees.  Hiring to meet our anticipated operations will require that we assimilate significant numbers of new employees during a relatively short period of time.

19. Absence of Key Man Insurance.

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

20. Lack of Independent Evaluation of Business Plan & Proposed Strategy.

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

21. No Planned Dividends.
We do not anticipate that we will pay any dividends on our Common Stock. Any profits that we may generate, if any, will be reinvested.

22. Potential Dilution.

Funding of our planned business is likely to result in substantial and on-going dilution of our existing stockholders. While there can be no guarantee that we will be successful in raising additional capital, if we are successful in obtaining any additional capital, existing stockholders may incur substantial dilution.

23. Matter of Public Market and Rule 144 Stock Sales.

As of December 31, 2004, there were 86,351,874 shares of the Company’s Common Stock that were “restricted securities” and which may be sold pursuant to Rule 144.  Since September 16, 2002, we have had a limited public trading market for our Common Stock in the “Pink Sheets” market. Since that date trading volumes have been volatile with sporadic liquidity levels.  Further, our Common Stock is (as of the date of the filing of this Report) a “Penny Stock” and for this reason we face continuing difficulties in our efforts to gain a liquid trading market and there can be no assurance that any liquid trading market will ever develop or, if it does develop, that it can be maintained. In the event that we are able to complete the filing of all periodic reports (the “Periodic Reports”) required by Section 13(a) of the Exchange Act, we may be able to avoid any significant adverse enforcement action by the SEC arising out of our lack of compliance with the Exchange Act. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell in brokerage transactions, an amount not exceeding in any three month period 1% of our outstanding Common Stock. Further, unless the Company can complete all of the required Periodic Reports and remain current in the filing of all future Periodic Reports, persons holding restricted stock will not be able to avail themselves of the safe harbor provisions of Rule 144. Persons who are not affiliated with the Company and who have held their restricted securities for at least two years are not subject to the volume limitation. In any trading market for our Common Stock, possible or actual sales of our Common Stock by present shareholders under Rule 144 may have a depressive effect on the price of our Common Stock even if a liquid trading market develops.

24. General Risks of Low Priced Stocks.

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

Hills of Bajamar Industrial Space

                 During September 1998, we entered into an agreement with a related party to purchase 50 acres of real property known as the Hills of Bajamar, located in Ensenada, Mexico (the “Land”).  The Land is valued at a predecessor cost of $125,000.   We intended, at the time, to sell lots for residential development and build a communications facility for residents in the surrounding area.   As consideration for the Land, the Company issued 3,000,000 shares of our Series B Preferred Stock. On June 30, 2001, all of the Series B Preferred Stock was converted into 400,000 shares of our Common Stock.  As of December 31, 2004, the Company had not received documented title to the Land.  Since consideration for the agreement (documented title) has never been received the Company does not believe it is the owner of the Land and accordingly considers the agreement to be null and void.

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

(3)

An aggregate of 6,000,000 shares of the Company’s Common Stock were issued in payment for services by the following officers and directors with each receiving 1,000,000 shares: (a) Farid Shouekani; (b) Jason A. Sunstein; (c) James R. Balestraci; (d) John L. Castiglione; (e) Ronald G. Weaver; and (f) Stephen D. Young.   All of these shares were valued at $0.04 per share;

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

ITEM 6.     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures of contingent liabilities.  On an ongoing basis, management evaluates its estimates, including, but not limited to, those related to bad debts, product returns, warranties, inventory reserves, long-lived assets, income taxes, litigation, and other contingencies.  Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Although, we believe our judgments and estimates are appropriate, actual future results may be different; if different assumptions or conditions were to prevail, the results could be materially different from our reported results.  If actual results significantly differ from management's estimates, the Company's financial condition and results of operations could be materially impaired.

Comparison of Fiscal Year Ending December 31, 2004 and Fiscal Year Ending December 31, 2003

                During the fiscal year ending December 31, 2004 (“Fiscal 2004”), we recorded $4,612,783 as net sales revenues. This compares to the fiscal year ending December 31, 2003 ("Fiscal 2003") when we recorded $433,376 as net sales revenue.

                During Fiscal 2004, our Cost of revenues was $4,108,185 which resulted in a gross margin as a percentage of net sales revenues of approximately 11%. This compares to Fiscal 2003 where our Cost of revenues was $296,853 which resulted in a gross margin percentage of net sales revenues was approximately 31.5%. Competitive conditions, product and sales mix, and technology trends impacted our gross margin in both of these years.

                During Fiscal 2004 we incurred $3,660,801 in general and administrative expenses. This compares to Fiscal 2003 when we incurred $1,462,566 in general and administrative expenses.  The increase of approximately 114.80% from Fiscal 2003 to Fiscal 2004 was due primarily to the increased average monthly amount of general and administrative expenses incurred as the Company developed and implementing its business plan. Overall, general and administrative expenses were primarily made up of wages and salaries, office expenses, fees and costs incurred for legal and accounting services, and other administrative costs.

                During Fiscal 2004, we had bad debt expense of $83,712 compared to Fiscal 2003 when we $0 in bad debt expense.  During Fiscal 2004, we recorded an equity loss from unconsolidated subsidiaries of $127,800 compared to Fiscal 2003 when we recorded $27,001.  In addition during Fiscal 2004, we recorded a charge of $4,488,238 for impairment of purchased intangibles compared to Fiscal 2003 when we recorded a charge of $792,440.

                During Fiscal 2004, we incurred an operating loss of $7,855,953 compared to an operating loss of $2,145,484 during Fiscal 2003. The increase in the amount of the loss in Fiscal 2004 was due primarily to the increased general and administrative expenses we incurred as we completed the acquisitions of Mid-Atlantic and Adoria and the recognition of an impairment lost on purchased goodwill from the Adoria and Brasil LLC acquisitions.

                During Fiscal 2004 we had $15,761 in realized gain on marketable securities compared to Fiscal 2003 gain of $8,173.  In addition, in Fiscal 2004, we incurred interest expense of $73,060 compared to $60,495 in interest expense during Fiscal 2003.

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

Liquidity and Capital Resources

                At December 31, 2004, we had $46,956 in cash. At the same time, we had $121,948 in net accounts receivable, $72,020 in inventories, and $59,324 in other current assets for a total of $305,248 of total current assets. In contrast, as of December 31, 2004, our total current liabilities were $1,308,326 which consisted primarily of the following material amounts: $375,564 in accounts payable, $61,915 in accrued liabilities, $607,094 in related party obligations, $82,103 in deferred revenues, $97,647 in short term debt, and $81,380 in stock subscription deposit.

                During Fiscal 2004, our cash needs were met primarily by the sale of common stock and loans from certain of our shareholders.  We can not be assured that we will continue to obtain funds from these or any other sources to meet our need for additional capital resources.

                Overall, our liquidity and access to capital is very limited.  Net Working Capital as of December 31, 2004 was ($1,003,078). We have not received any commitment for additional financing and given the size of our company, we may be limited to loans and other cash infusions from officers, directors, existing stockholders, and persons affiliated or associated with one or more of them.  If we are to implement our business plan, we will need to raise significant amounts of additional capital and during the period ending December 31, 2004 we had not received any commitment that any such additional financing would be forthcoming or, if could be obtained, that it can be obtained on reasonable terms in light of our circumstances at that time. In addition, if any financing should be obtained, existing shareholders will likely incur substantial, immediate, and permanent dilution of their existing investment.

                As of December 31, 2004, the Company expects that it will need at least $1,300,000 to cover our anticipated operating expenses for the twelve month period thereafter.

Critical Accounting Policies

                The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements; and the reported amounts of revenues and expenses during the reporting periods.  We are required to make judgments and estimates about the effect of matters that are inherently uncertain.  Although, we believe our judgments and estimates are appropriate, actual future results may be different; if different assumptions or conditions were to prevail, the results could be materially different from our reported results.

                On an on-going basis, we evaluate our estimates, including, but not limited to, those related to bad debts, product returns, warranties, inventory reserves, long-lived assets, income taxes, litigation, and other contingencies.  We base our estimates on historical experience and various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.

                The Company recognizes revenues and the related costs for voice, data and other services along with product sales when persuasive evidence of an arrangement exists, delivery and acceptance has occurred or service has been rendered, the price is fixed or determinable, and collection of the resulting receivable is probable and not contingent.  Service revenue from monthly and per minute fee agreements is recognized gross, consistent with Emerging Issues Task Force (EITF) No. 99-19 “Reporting Revenues Gross as a Principal Versus Net as an Agent”, as the Company is the primary obligor in its transaction, has all credit risk, maintains all risk and rewards, and established pricing.  Service revenue from fixed-price agreements is allocated between periods using the percentage-of-completion method, which includes revenues recognized as costs are incurred, in accordance with Statement of Position (SOP) 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts."  Total estimated costs are based on management’s assessment of the hours and costs to complete the project based upon evaluation of the level of work achieved and the hours and costs expended to date.  Combined product and service agreements are allocated consistent with EITF No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables” with the multiple deliverables divided into separate units of accounting.  Revenue is allocated among the separate units of accounting based on their relative fair value.   Support and maintenance sales are recognized over the contract term.  Amounts invoiced or collected in advance of product delivery or providing services are recorded as deferred revenue. The Company accrues for warranty costs, sales returns, bad debts and other allowances based on its historical experience.

                The Company’s property and equipment and purchased intangible assets represent a significant component of our consolidated assets.  We depreciate property and equipment on a straight-line basis over the estimated useful life of the assets.  Changes in the remaining useful lives of assets as a result of technological change or other changes in circumstances, including competitive factors in the VoIP market, can have a significant impact on asset balances, recoverability, or depreciation expense.  Purchased intangible assets with indefinite useful lives are not amortized but are evaluated for impairment at least annually, as required by Statement of Financial Accounting Standards, No.142 “Goodwill and Other Intangible Assets”.  Any impairment loss is determined by comparing the fair value of the Intangible Assets with the carrying value.  Fair value is estimated using discounted future cash flows.  There is inherent subjectivity involved in estimating discounted future cash flows, which can have a material impact on the amount of any impairment.

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

                The officers serve at the pleasure of the Board of Directors.  Information as to the directors and executive officers of the Company is as follows:

Name	Age	Position	Date Elected

Ronald G. Weaver	59	President, Chief Executive Officer & Director	2003
John L. Castiglione	33	Treasurer and Director	2000
Farid Shouekani	40	Director	2003
Jason A. Sunstein	33	V.P. Finance, Secretary and Director	2000
Paul E. Atkiss	49	Chief Financial Officer and Director	2004
James R. Balestraci	39	Director	2004

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

                Paul E. Atkiss, age 49, is Chief Financial Officer and Director of the Company and has held these positions since June 2004. Mr. Atkiss brings to the Company over 25 years of accounting and finance experience with privately held and publicly traded corporations. Mr. Atkiss spent 12 years with Jaycor, most recently as Controller, where he was responsible for the accounting systems, consolidated reporting, financial and tax audits, banking, and insurance. Mr. Atkiss holds a Bachelor of Science degree from San Diego State University and is a California CPA.

                James R. Balestraci, age 39, is Chief of International Wholesale Operations and Director and has held this position since January 2004.  Prior to joining the Company, Mr. Balestraci was the President and founder of Adoria Communications, LLC and served in that capacity for 2 years. Mr. Balestraci joins Viper Networks with over 11 years of successful telephony engineering and sales experience having worked for some of the premier firms in the industry. This includes 9 years with Network Plus, Inc.

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

ITEM 10.     EXECUTIVE CONPENSATION

                The Company's Board of Directors has authorized the compensation of its officers with the following annual cash salaries:

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-Term Compensation

Awards Payouts

Name and Principal Position (a)	Year (b)	Salary ($)(c)	Bonus ($)(d)	Other Annual Compen- sation ($)(e)*	Restricted Stock Awards (s)($)(f)	Securities Underlying Options/ SARs (#)(g)	LTIP Payouts ($)(h)	All Other Compen- sation (1)($)(i)

Ronald G. Weaver, President, CEO and Director (2)	2002 2003 2004	$ 0 $ 13,846 $140,885	$ 0 $ 0 $ 0	$ 0 $ 0 $ 9,000	$ 0 $ 80,000 $ 80,000	0 750,000 0	$ 0 $ 0 $ 0	$ 0 $ 0 $ 0
John L. Castiglione, V.P. Marketing, Treasurer, and Director	2002 2003 2004	$ 0 $ 13,846 $140,885	$ 0 $ 0 $ 0	$ 0 $ 0 $ 9,000	$179,301 $167,875 $ 80,000	250,000 250,000 0	$ 0 $ 0 $ 0	$ 0 $ 0 $ 0
Farid Shouekani, Chief Technical Officer and Director (3)	2002 2003 2004	$ 0 $ 24,000 $120,000	$ 0 $ 0 $ 0	$ 0 $ 1,831 $ 8,787	$ 0 $ 0 $ 80,000	0 250,000 0	$ 0 $ 0 $ 0	$ 0 $ 0 $ 0
Jason A. Sunstein, V.P. Finance, Secretary & Director	2002 2003 2004	$ 0 $ 13,846 $140,885	$ 0 $ 0 $ 0	$ 0 $ 0 $ 9,000	$179,301 $167,875 $ 80,000	250,000 250,000 0	$ 0 $ 0 $ 0	$ 0 $ 0 $ 0
Paul E. Atkiss, CFO & Director (4)	2002 2003 2004	$ 0 $ 0 $ 75,077	$ 0 $ 0 $ 0	$ 0	$ 0 $ 0 $ 76,750	0 0 1,000,000	$ 0	$ 0
James R. Balestraci Chief of International Wholesale Operations & Director (5)	2002 2003 2004	$ 0 $ 0 $132,353	$ 0 $ 0 $ 0	$ 0 $ 0 $ 0	$ 0 $ 0 $ 40,000	0 0 0	$ 0 $ 0 $ 0	$ 0 $ 0 $ 6,753
Stephen D. Young, CEO and Director (6)	2002 2003 2004	$ 0 $ 9,231 $ 77,423	$ 0 $ 0 $ 0	$ 0 $ 0 $ 5,192	$ 0 $ 80,000 $ 80,000	0 750,000 0	$ 0 $ 0	$ 0 $ 0 $ 0

All Directors as a Group (7 persons)	2002 2003 2004	$ 0 $ 74,769 $827,508	$ 0 $ 0 $ 0	$ 0 $ 1,831 $40,979	$358,602 $495,750 $516,750	500,000 2,250,000 1,000,000	$ 0 $ 0 $ 0	$ 0 $ 0 $ 6,753

Footnote:
(1)	Amount includes payment by subsidiary of 2003 contribution to qualified retirement plan.
(2)	Mr. Weaver became an officer of the Company in July 2003.
(3)	Mr. Shouekani became an officer of the Company in October 2003.

(4)	Mr. Atkiss became an officer of the Company in June 2004.
(5)	Mr. Balestraci became an officer of the Company in January 2004.
(6)	Mr. Young became an officer of the Company in July 2003 and resigned from the Company in October 2004.

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

OPTION/SAR GRANTS IN 2004 FISCAL YEAR
 (Fiscal Year Individual Grants)

Name (a)	No. of Securities Underlying Options/SARs Granted (#) (b)	Percent of Total Options/ SARs Granted to Employees in Fiscal Year (c)	Exercise of Base Price ($/Sh) (d)	Expiration Date (e) (1)

Paul E. Atkiss	500,000 500,000	100% 100%	$(.526) $(.450)	06/02/2009 09/17/2006

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

                There were no options exercised during the 2004 fiscal year and 650,000 unvested options were forfeited upon the resignation of an officer.

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

(1) Title Of Class	(2) Name And Address Of Beneficial Owner	(3) Amount And Nature Of Beneficial Owner (1)	(4) Percent Of Class (1) (2)

Common Stock	Ronald G. Weaver 10373 Roselle Street Suite 170 San Diego, California 92121	9,000,000	7.21%
Common Stock	John L. Castiglione 10373 Roselle Street Suite 170 San Diego, California 92121	12,766,684	10.23%
Common Stock	Farid Shouekani 10373 Roselle Street Suite 170 San Diego, California 92121	5,480,000	4.39%
Common Stock	Jason A. Sunstein 10373 Roselle Street Suite 170 San Diego, California 92121	11,994,942	9.61%
Common Stock	James R. Balestraci 10373 Roselle Street Suite 170 San Diego, California 92121	4,600,000	3.69%
Common Stock	Paul E. Atkiss 10373 Roselle Street Suite 170 San Diego, California 92121	1,110,000	0.89%

Officers and Directors as a group (6 persons)		44,951,626	36.01%

Footnote:
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

(2)

Percentages are based on 121,222,899 shares outstanding on December 31, 2004 and an aggregate of 3,600,000 shares purchasable upon exercise of certain Common Stock Purchase Options granted to the Company’s officers and directors, including 1,000,000 granted and 650,000 forfeited in fiscal 2004 (See “Option/SAR Grants in Last Fiscal Year” table shown above).

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

                During June and July 2003, the Company’s Board of Directors approved the acquisition of Coliance Communications (“Coliance”) which included the purchase of the shares of Coliance acquired from Ronald G. Weaver and Stephen D. Young. In this transaction, the Company issued 6,000,000 shares of the Company’s Common Stock to Ronald G. Weaver, who became the Company’s Chief Executive Officer and a Director and 6,000,000 shares of the Company’s Common Stock to Stephen D. Young, who became the Company’s Chairman of the Board and President.

                On October 15, 2003, the Company’s Board of Directors approved the acquisition of Mid-Atlantic International, Inc., a Michigan corporation (“Mid-Atlantic”) from Farid Shouekani.  Under the terms of the Mid-Atlantic Agreement, the Company acquired all of Mr. Shouekani’s Mid-Atlantic Shares in exchange for: (1) $50,000 cash within 21 days of Closing; and (2) an aggregate of 7,235,000 shares of the Company’s Common Stock with 4,235,000 of these shares (the “Special Shares”) subject to certain redemption rights (the “Redemption Rights”), at the option of Mr. Shouekani at a redemption price of $0.17 per Special Share as provided by the Mid-Atlantic Agreement. All of the Redemption Rights expire on January 15, 2003 and are secured by Mid-Atlantic’s assets.  As of December 31, 2004, Mr. Shouekani exercised his Redemption Rights over 1,802,000 Special Shares. The remaining 2,433,000 Special Shares were canceled and returned to treasury.  Mr. Shouekani also became Chief Technical Officer and a Director of the Company.

                On January 30, 2004, the Company entered into a Securities Merger Agreement (the “Adoria Agreement”) with James R. Balestraci, the sole holder of the membership interests of Adoria Communications, LLC, a Delaware limited liability company (“Adoria”).  Under the terms of the Adoria Agreement, the Company acquired all of Mr. Balestraci’s membership interests in Adoria in exchange for: (1) cash payments totaling $500,000 and (2) the Company’s issuance of 2,500,000 shares of the Company’s Common Stock with 500,000 of these shares (the “Performance Shares”) of the Company’s Common Stock subject to the condition that Adoria’s financial results in 2004 must equal or exceed its financial results in 2003.  In the event that Adoria’s financial results in 2004 do not equal or exceed its 2003 results, the Performance Shares are to be cancelled and returned as treasury stock.  Adoria’s 2004 financial results exceeded its 2003 results and the Performance Shares were earned.  Mr. Balestraci also became Chief of International Wholesale Operations and a Director of the Company.

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following Exhibits are attached or incorporated by reference, as stated below.

3.1(a)	Articles of Amendment to Articles of Incorporation of Tinglefoot Mining, Inc.*
3.1(b)	Articles of Amendment to Articles of Incorporation of Mexico Investment Corporation*
3.1(c)	Articles of Amendment to the Articles of Incorporation of Baja Pacific International, Inc.*
3.1(d)	Articles of Incorporation of Taig Ventures, Inc.**
3.1(e)	Articles of Incorporation for Coliance Communications, Inc.#*
3.1(f)	Articles of Incorporation for Mid-Atlantic International, Inc.#*
3.1(g)	Articles of Organization for Adoria Communications, LLC#**
3.3	By-Laws for Viper Networks, Inc.*
3.3(a)	By-Laws for Coliance Communications, Inc. #**
3.3(b)	By-Laws for Mid-Atlantic International, Inc. #**
10.1	Securities Purchase Agreement and Plan of Reorganization*
10.2	Viper Networks, Inc. 2000 Equity Incentive Plan*
10.3	Employment Agreement (Wray)*
10.4	Employment Agreement (Castiglione)*
10.5	Employment Agreement (Sunstein)*
10.6	Agreement of Purchase and Sale of Assets (between Viper Networks, Inc. And Tri-National Development Corporation)*
10.7	Addendum to the Agreement of Purchase and Sale of Assets Between Viper Networks, Inc. And Tri-National Development Corporation*

10.8	Settlement Agreement And General Release of Claims (between Viper Networks, Inc. And Tri-National Development Corporation)*
10.9	Month-to-Month Industrial Lease**
10.10	Month-to-Month Industrial Lease***
10.11	Securities Merger Agreement (Mid-Atlantic)#**
10.12	Amendment to Securities Merger Agreement (Mid-Atlantic) #**
10.13	Securities Merger Agreement (Adoria) #**
23.1	Consent of Independent Accountants, Armando C. Ibarra, C.P.A., P.C.
31.1	Certification by Chief Executive Officer
31.2	Certification by Chief Executive Officer
32.1	Certification by Chief Executive Officer of the Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Executive Officer of the Company Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Previously filed with Form 10-SB or 10-SB-Amendment No. 1 and incorporated herein by reference.
**Previously filed with 2001 Form 10-KSB and incorporated herein by reference.
***Previously filed with 2002 Form 10-KSB and incorporated by reference herein.
#*Previously filed with 2003 Form 10-KSB and incorporated by reference herein.
#**Previously filed with 2004 Form 10-KSB and incorporated by reference herein.

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

Viper Networks, Inc.

By: /s/ Farid Shouekani Farid Shouekani Chief Executive Officer	Date: November 28, 2005

By: /s/Paul E. Atkiss Paul E. Atkiss Chief Financial Officer	Date: November 28, 2005

                In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Farid Shouekani Farid Shouekani Chief Executive Officer & Director	Date: November 28, 2005

By: /s/Paul E. Atkiss Paul E. Atkiss Chief Financial Officer, Secretary & Director	Date: November 28, 2005

By: /s/ Ronald G. Weaver Ronald G. Weaver Chief Executive Officer & Director	Date: November 28, 2005

Index to Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheet as of December 31, 2004	F-3

Consolidated Statements of Operations for the Years Ended December 31, 2004 and 2003	F-4

Consolidated Statements of Stockholders’ Deficit for the Years Ended December 31, 2004 and 2003	F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2004 and 2003	F-6 – F-7

Notes to the Consolidated Financial Statements	F-8 – F-23

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

/s/ Armando C. Ibarra
ARMANDO C. IBARRA, CPA November 28, 2005 – restated see note 15 April 14, 2005 Chula Vista, Ca. 91910

VIPER NETWORKS, INC. AND SUBSIDIARIES
Consolidated Balance Sheet

December 31,
2004

ASSETS
Current Assets:
Cash	$46,956
Sort-term investments	5,000
Accounts receivable, net of allowance for doubtful accounts and sales returns (Note 4)	121,948
Inventories	72,020
Other current assets (Note 4)	59,324

Total current assets	305,248

Property and equipment, net (Note 4)	497,226
Investments in unconsolidated businesses	-
Goodwill and other intangible assets (Note 5)	524,641

Total assets	$1,327,115

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$375,564
Accrued liabilities (Note 4)	61,915
Loans from related party (Note 7)	607,094
Taxes payable	2,623
Deferred revenues	82,103
Short term debt	97,647
Stock subscription deposit (Note 8)	81,380

Total current liabilities	1,308,326

Commitments and Contingencies (Note 10)	-

Stockholders equity:
Preferred stock: Class A, authorized 100,000 shares at $1.00 par value, -0- shares issued and outstanding (Note 11)	-
Preferred stock: Class B, authorized 10,000,000 shares at $1.00 par value, -0- shares issued and outstanding (Note 11)	-
Common stock: 250,000,000 shares authorized of $0.001 par value, 121,222,899 shares issued and outstanding	121,223
Additional paid-in capital	11,425,685
Stock subscription receivable (Note 6)	(125,000)
Unearned stock-based compensation	(253,318)
Accumulated deficit	(11,071,676)
Accumulated comprehensive loss	(78,125)

Total stockholders’ equity	18,789

Total liabilities and stockholders’ equity	$1,327,115

The accompanying notes are an integral part of these consolidated financial statements.

VIPER NETWORKS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Year ended Dece	mber 31,
	2004	2003

Net Revenues	$4,612,783	$433,376
Cost of revenues	4,108,185	296,853

Gross Margin	504,598	136,523

Operating Expenses:
General and administrative	3,660,801	1,462,566
Bad debt expense	83,712	-
Equity loss from unconsolidated subsidiaries	127,800	27,001
Impairment of purchased intangibles	4,488,238	792,440

	8,360,551	2,282,007

Loss from operations	(7,855,953)	(2,145,484)

Other income (expenses)
Realized gain on marketable securities	15,761	8,173
Interest expense	(73,060)	(60,495)
Other income (expense)	2,327	(3,048)

Total other income (expenses)	(54,972)	(55,370)

Net loss	$(7,910,925)	$(2,200,854)

Basic loss per share	$(0.08)	$(0.06)

Weighted average number of shares outstanding	101,961,298	37,243,157

The accompanying notes are an integral part of these consolidated financial statements.

VIPER NETWORKS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Deficit

	Common Stock		Additional Paid-In Capital	Stock Subscriptions	Unearned stock-based	Accumulated	Other Comprehensive	Total Stockholders’
	Shares	Amount	(Deficit)	Receivable	Compensation	Deficit	Loss	Deficit

Balance, December 31, 2002	17,640,689	$17,641	$1,046,165	$(125,000)	$(4,700)	$(959,897)	$-	$(25,791)
Issuance of common stock for cash	7,538,457	7,538	400,722	-	-	-	-	408,260
Issuance of common stock for services received	28,130,000	28,130	930,095	-	-	-	-	958,225
Issuance of common stock loan interest	675,000	675	51,650	-	-	-	-	52,325
Issuance of common stock for acquisition	24,602,000	24,602	1,093,728	-	-	-	-	1,118,330
Employee compensation fund	210,000	210	54,745	-	-	-	-	54,955
Stock-based compensation	-	-	324,274	-	(319,848)	-	-	4,426
Comprehensive loss	-	-	-	-	-	-	(48,018)	(48,018)
Net loss for the year ended December 31, 2003	-	-	-	-	-	(2,200,854)	-	(2,200,854)

Balance, December 31, 2003	78,796,146	78,796	3,901,379	(125,000)	(324,548)	(3,160,751)	(48,018)	321,858
Issuance of common stock for cash	14,244,836	14,245	2,127,218	-	-	-	-	2,141,463
Issuance of common stock for services received	12,113,382	12,114	908,047	-	-	-	-	920,161
Issuance of common stock loan interest	-	-	-	-	-		-
Issuance of common stock for acquisition	4,500,000	4,500	4,090,000	-	-	-	-	4,094,500
Conversion of notes payable and interest	646,322	646	201,327	-	-	-	-	201,973
Issuance of common stock for stock dividend	10,632,213	10,632	(10,632)	-	-	-	-
Employee Compensation Fund	290,000	290	213,645	-	-	-	-	213,935
Stock-based compensation	-	-	(5,299)		71,230	-	-	65,931
Comprehensive loss	-	--	-	-	--	-	(30,107)	(30,107)
Net Loss for the year ended December 31, 2004	-	-	-	-	-	(7,910,925)	-	(7,910,925)

Balance, December 31, 2004	121,222,899	$121,223	$11,425,685	$(125,000)	$(253,318)	$(11,071,676)	$(78,125)	$18,789

The accompanying notes are an integral part of these consolidated financial statements.

VIPER NETWORKS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended December 31,

	2004	2003

Cash flows from operating activities:
Net loss	$(7,910,925)	$(2,200,854)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	291,549	54,052
Allowance for doubtful accounts and sales returns	76,272	-
Amortization of stock-based compensation	65,931	4,426
Amortization of stock-based interest	19,944	32,381
Equity loss from unconsolidated subsidiaries	127,800	2,498
Impairment of purchased intangibles	4,488,238	792,440
Stock based compensation	948,163	950,081
Interest accrual	(1,446)	14,347
(Gain) on sale of marketable securities	(15,761)	(13,173)
Changes in assets and liabilities:
Accounts receivable	(52,736)	(42,993)
Inventories	(72,020)	-
Prepaid expenses	739	(17,941)
Other current assets	(35,039)	(1,750)
Accounts payable	240,061	18,458
Accrued liabilities	22,268	2,047
Accounts payable related party	-	(58,618)
Taxes payable	(885)	1,746
Deferred revenues	79,625	-

Net cash used in operating activities	(1,728,222)	(462,853)

Cash flows from investing activities:
Acquisitions, net of cash acquired	(757,091)	15,436
Purchases of property and equipment	(182,594)	(13,931)
Proceeds from sale of property and equipment	5,056
Purchases of marketable securities	-	(43,515)
Sales of marketable securities	-	13,595

Net cash used in investing activities	(935,629)	(28,415)

The accompanying notes are an integral part of these consolidated financial statements.

VIPER NETWORKS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,355,398	463,215
Net borrowing (repayments) under revolving credit lines	(107,661)	(72)
Repayment of debt from acquisition	(269,500)	-
Proceeds from short term debt	143	40,850
Repayments of short term debt	(15,000)	(27,000)
Proceeds from shareholder loans	595,298	136,158
Repayments of shareholder loans	(70,560)	(107,960)
Proceeds from convertible loans	150,000	175,000
Repayments of convertible loans	(75,000)	(75,000)
Payments on capital lease obligations	(35,086)	(9,695)
Stock subscription deposits	11,435	61,415

Net cash provided by financing activities	2,539,467	656,911

Net increase in cash	(123,384)	165,643
Cash at the beginning of the year	170,340	4,697

Cash at the end of the year	$46,956	$170,340

Supplemental schedule of cash flow activities
Cash paid for:
Interest	$20,839	$126,465
Income taxes	$800	$800
Non-cash investing and financial activities:
Common stock issued for business acquisition	$4,094,500	$1,118,330
Common stock issued in payment of services	$920,161	$958,225
Common stock issued in payment of convertible loans	$201,973	$-
Common stock issued in payment of convertible loan interest	$-	$52,325

The accompanying notes are an integral part of these consolidated financial statements.

VIPER NETWORKS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Organization

The consolidated financial statements presented are those of Viper Networks, Inc. and its wholly-owned Subsidiaries (the “Company”).

We are a provider of Voice over Internet Protocol, or VoIP, communications products and services.  The company has evolved from a pioneer in selling VIPER CONNECT, a “push to talk” technology developed by ITXC, to a next generation provider of high-quality telecommunication services and technology for internet protocol, or IP telephony applications. We utilize our VoIP technology to transmit digital voice communications over data networks and the Internet.

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

b. Basis of presentation

The Company’s consolidated financial statements are prepared using the accrual method of accounting and include Viper-CA and its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated.  Investments in businesses which the Company does not control, but has the ability to exercise significant influence over operating and financial policies, are accounted for using the equity method and are included in Investments in Unconsolidated Businesses on the consolidated balance sheet.

c. Inventories

Inventories are stated at the lower of cost or market using the first-in first-out method. Inventory costs include international inbound freight, duty and custom fees.

d. Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  The Company is required to make judgments and estimates about the effect of matters that are inherently uncertain.  Although, we believe our judgments and estimates are appropriate, actual future results may be different; if different assumptions or conditions were to prevail, the results could be materially different from our reported results.

VIPER NETWORKS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

d. Estimates (continued)

On an on-going basis, the Company evaluates our estimates, including, but not limited to, those related to bad debts, product returns, warranties, inventory reserves, long-lived assets, income taxes, litigation, and other contingencies.  The Company bases our estimates on historical experience and various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.

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

f. Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of businesses acquired over the fair value of the identifiable net assets at the date of acquisition.  Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful lives are not amortized, but instead are evaluated for impairment annually and if events or changes in circumstances indicate that the carrying amount may be impaired per Statement of Financial Accounting Standards, No.142 (“SFAS 142”), “Goodwill and Other Intangible Assets”.  An impairment loss would generally be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit.  The estimated fair value is determined using a discounted cash flow analysis.  SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”.

g. Long lived assets

Long-lived assets, such as property and equipment and purchased intangibles subject to amortization, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable per SFAS 144, “Accounting for Impairment or Disposal of Long-Lived Assets”.  Recoverability of assets is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by an asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized as the amount by which the carrying amount exceeds the estimated fair value of the asset.  The estimated fair value is determined using a discounted cash flow analysis.  Any impairment in value is recognized as an expense in the period when the impairment occurs.

VIPER NETWORKS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

h. Revenue recognition

The Company recognizes revenues and the related costs for voice, data and other services along with product sales when persuasive evidence of an arrangement exists, delivery and acceptance has occurred or service has been rendered, the price is fixed or determinable, and collection of the resulting receivable is probable and not contingent.  Service revenue from monthly and per minute fee agreements is recognized gross, consistent with Emerging Issues Task Force (EITF) No. 99-19 “Reporting Revenues Gross as a Principal Versus Net as an Agent”, as the Company is the primary obligor in its transaction, has all credit risk, maintains all risk and rewards, and establishes pricing.  Service revenue from fixed-price agreements is allocated between periods using the percentage-of-completion method, which includes revenues recognized as costs are incurred, in accordance with Statement of Position (SOP) 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts."  Total estimated costs are based on management’s assessment of the hours and costs to complete the project based upon evaluation of the level of work achieved and the hours and costs expended to date.  Combined product and service agreements are allocated consistent with EITF No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables” with the multiple deliverables divided into separate units of accounting.  Revenue is allocated among the separate units of accounting based on their relative fair value.   Support and maintenance sales are recognized over the contract term.  Amounts invoiced or collected in advance of product delivery or providing services are recorded as deferred revenue.

The Company accrues for warranty costs, sales returns, bad debts, and other allowances based on its historical experience.

i. Stock-based compensation

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

j. Income taxes

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

k. Net loss per share

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

l. Concentrations of Risk

The Company entered into an agreement during September 1998 to acquire 50 acres of real property known as the Hills of Bajamar, located in Ensenada, Mexico (the “Land”) with the intent, at the time, to sell lots for residential development and build a communications facility for residents in the surrounding area.  As of the date of these financial statements, the Company had not received documented title to the Land.  Since consideration for the agreement (documented title) has never been received the Company does not believe it is the owner of the Land.  If the Company was determined to be the owner of the Land the Company could be subject to the following risks.  The property is located in Mexico which has a developing economy.  Hyperinflation, volatile exchange rates and rapid political and legal change, often accompanied by military insurrection, have been common in this and certain other emerging markets in which the Company may conduct operations.  The Company may be materially adversely affected by possible political or economic instability in Mexico.  The risks include, but are not limited to terrorism, military repression, expropriation, changing fiscal regimes, extreme fluctuations in currency exchange rates, high rates of inflation and the absence of industrial and economic infrastructure.  Changes in land development or investment policies or shifts in the prevailing political climate in Mexico in which the Company plans to sell lots for residential development and build a communications facility could adversely affect the Company’s business.  Operations may be affected in varying degrees by government regulations with respect to development restrictions, price controls, export controls, income and other taxes, expropriation of property, maintenance of claims, environmental legislation, labor, welfare, benefit policies, land use, land claims of local residents, water use and mine safety.  The effect of these factors cannot be accurately predicted.

m. New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No.151, Inventory Costs – an amendment of ARB No. 43, Chapter 4 (“SFAS 151”).  This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  Paragraph 5 of ARB 43, Chapter 4, previously stated that “… under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges…” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.”  In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The adoption is not expected to have a material effect on the Company’s results of operations or financial conditions.

In December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions—an amendment of FASB Statements No. 66 and 67” (“SFAS 152”). This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions.  The accounting for those operations and costs is subject to the guidance in SOP 04-2.  This Statement is effective for financial statements for fiscal years beginning after June 15, 2005, with earlier application encouraged.  The adoption is not expected to have a material effect on the Company’s results of operations or financial conditions.

VIPER NETWORKS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

m. New Accounting Pronouncements (continued)

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Shared-Based Payment (“SFAS 123R).  SFAS 123R requires that compensation cost related to share-based payment transactions, including grants of employee stock options, be recognized in the financial statements based on their fair value.  Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans.  The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005.  Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005.  Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements.  Management is assessing the implications of this revised standard, which may materially impact the Company’s results of operations in the third quarter of fiscal year 2005 and thereafter.

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

During June and July 2003, the Company purchased 100% of the stock in Worldlink-C.com, Inc. doing business as Coliance Communications, Inc. (“Coliance”), a seller of VoIP hardware.  As consideration for the purchase, the Company issued to Coliance shareholder’s an aggregate of 17,000,000 shares of the Company’s Common Stock and 200,000 shares of the Company’s Preferred Stock for an aggregate purchase price of $750,005. All of the Preferred Stock was later converted into two notes payable aggregating $200,000.  As part of the transaction, Mr. Stephen Young and Mr. Ronald Weaver joined the Company’s management team and Board of Directors as Chairman and President and as Chief Executive Officer, respectively.  Management intends to add Coliance’s VoIP products to the Company’s existing VoIP business strategy.  Goodwill of $754,940 was recognized upon the acquisition as the excess of the aggregate purchase price over the fair value of Coliance’s identifiable net liabilities.  There were no purchased research and development assets.  Based on a discounted cash flow model the entire goodwill balance was considered to be impaired and accordingly a non-cash expense was charged to income during 2003 as an Impairment of Purchased Intangibles.

During October 2003, the Company purchased 100% of the stock in Mid-Atlantic International, Inc. (“Mid-Atlantic) from Mr. Farid Shouekani.  Mid-Atlantic owns and operates a global VoIP network and billing servers in Rochester Hills, Michigan.  As consideration for the purchase, the Company issued 5,102,000 shares of the Company’s Common Stock and $269,500 payable in cash for an aggregate purchase price of $779,700. Mr. Shouekani became Chief Technical Officer and a Director of the Company.  Management intends to deploy its VoIP products over the Mid-Atlantic network to capture recurring monthly revenue.  Goodwill of $338,441 was recognized upon the acquisition as the excess of the aggregate purchase price over the fair value of Mid-Atlantic’s identifiable net assets.  There were no purchased research and development assets.

The acquisitions during 2003 were accounted for using the purchase method and, accordingly, results of operations of the acquired companies are included in the Company’s operating results as of the date of purchase.  The following condensed balance sheet represents the major asset captions.

	Coliance	Mid-Atlantic

Current assets	$315	63,594
Fixed assets	-	$541,200
Other intangible assets	-	$-
Goodwill upon acquisition	754,940	338,441
Current liabilities	5,250	47,875
Long-term liabilities	$-	$115,660

Aggregate purchase price	$750,005	$779,700

VIPER NETWORKS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

NOTE 3 -	ACQUISTIONS (continued

During January 2004, the Company acquired 100% of the membership interest in Adoria Communications, LLC (“Adoria”) from Mr. James Balestraci, the sole member.  Adoria owns and operates a global VoIP network with operations in Boston, Mass.  As consideration for the purchase, the Company issued an aggregate of 2,500,000 shares of the Company’s Common Stock, with 500,000 of these shares (the “Performance Shares”) subject to the condition that Adoria’s financial results in 2004 must equal or exceed its financial results in 2003, and $500,000 payable in cash for an aggregate purchase price of $3,574,500.  The Performance Shares were contingent on Adoria’s 2004 financial results being equal to or exceeding its 2003 results; the Performance Shares were earned.  Mr. Balestraci joined the Company as Chief of International Wholesale Operations and a Director.  Management intends to consolidate the wholesale VoIP operations of Mid-Atlantic and Adoria and expand the Company’s global network into India and Europe through this investment.  Goodwill of $3,482,238 was recognized upon the acquisition as the excess of the aggregate purchase price over the fair value of Adoria’s identifiable net assets.  There were no purchased research and development assets.  Based on a discounted cash flow model the goodwill balance was considered to be significantly impaired.  A non-cash impairment loss of $3,396,138 was charged to income during 2004 as an Impairment of Purchased Intangibles.

During May 2004, the Company acquired an aggregate 50% of the membership interests of Brasil Communications, LLC (“Brasil LLC”) in two concurrent transactions with Software Innovations, Inc. (“SII”) and Brasil LLC.  Brasil LLC owns and operates a VoIP network with licenses and operations in Brazil and El Salvador.  As consideration for the purchase, the Company issued 2,000,000 shares of the Company’s Common Stock to SII and $350,000 payable in cash to Brasil LLC for an aggregate purchase price of $1,320,000.  The aggregate purchase price was recorded on the consolidated balance sheet, upon the acquisition, as $127,800 in investment in unconsolidated businesses, $100,100 of other intangible assets and $1,092,100 of goodwill upon acquisition both in goodwill and other intangible assets.  Management intends to expand the Company’s global VoIP network and hardware sales into Latin America through this investment.  An aggregate of $100,100 was assigned to other intangible assets for the in-country telecommunication termination licenses for Brazil and El Salvador.  The licenses are considered to be indefinite-lived and will not be subject to amortized, but instead are evaluated for impairment annually and if events or changes in circumstances indicate that the carrying amount may be impaired in accordance with SFAS 142.  Goodwill of $1,092,200 was recognized upon the acquisition as the excess of the aggregate purchase price over the fair value of Brasil LLC’s identifiable net assets.  There were no purchased research and development assets.  Based on a discounted cash flow model the goodwill balance was considered to be significantly impaired.  A non-cash impairment loss of $1,092,100 was charged to income during 2004 as an Impairment of Purchased Intangibles.

The acquisitions during 2004 were accounted for using the purchase method and, accordingly, results of operations of the acquired companies are included in the Company’s operating results as of the date of purchase.  The following condensed balance sheet represents the major asset captions.

	Adoria	Brasil LLC

Current assets	$101,972	(1,600)
Fixed assets	72,515	$130,000
Other intangible assets	-	$100,100
Goodwill upon acquisition	3,482,238	1,092,100
Current liabilities	82,225	600
Long-term liabilities	$-	$-

Aggregate purchase price	$3,574,500	$1,320,000

VIPER NETWORKS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

NOTE 4 -	COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

December 31,
2004

Accounts receivable, net of allowance for doubtful accounts and sales returns:
Accounts receivable	$198,220
Allowance for doubtful accounts	(73,245)
Allowance for sales returns	(3,027)

$121,948

Other current assets:
Prepaid expenses	$17,764
Employee travel and payroll advances	16,207
Arbitration bond with the courts	15,000
Deposits	10,353

$59,324

Property and equipment, net:
Routing and networking systems	$742,763
Computers and office equipment	111,786

854,549
Less accumulated depreciation	(357,323)

$497,226

Accrued Liabilities:
Wages and payroll tax	$26,352
Stock based bonuses	20,400
Other accruals	15,163

$61,915

VIPER NETWORKS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

NOTE 5 -	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the cost of businesses acquired over the fair value of the identifiable net assets at the date of acquisition.  Goodwill is evaluated in accordance with SFAS 142 for impairment annually and if events or changes in circumstances indicate that the carrying amount may be impaired.  An impairment loss is the amount that the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit.  The estimated fair value is determined using a discounted cash flow analysis.  The changes in the carrying amount of goodwill is as follows:

December 31,
2004

Balance at beginning of year	$338,441
Goodwill from acquisitions	4,574,338
Impairment losses	(4,488,238)

Balance at end of year	$424,541

Other intangible assets, consist of in-country telecommunication termination licenses for Brazil and El Salvador totaling $100,100, are considered to be indefinite-lived and are not amortized.

NOTE 6 -	STOCK SUBSCRIPTION RECEIVABLE

During September 1998, the Company entered into an agreement with a related party to purchase 50 acres of real property known as the Hills of Bajamar, located in Ensenada, Mexico (the “Land) that is valued at the predecessor cost of $125,000. The Company intended, at the time, to sell lots for residential development and build a communications facility for residents in the surrounding area.

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

As of the date of these financial statements, the Company had not received documented title to the Land.  Since consideration for the agreement (documented title) has never been received the Company does not believe it is the owner of the Land.. Accordingly, the value of the Land has been classified as a stock subscription receivable. The 400,000 share certificate is being held by the Company.

NOTE 7 -	RELATED PARTY TRANSACTIONS

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

VIPER NETWORKS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

NOTE 8 –	STOCK SUBSCRIPTION DEPOSIT

As of December 31, 2004, the company had received a total of $81,380 for the purchase of 904,000 shares of common stock. The shares were issued subsequent to December 31, 2004.  The $81,380 is recorded as a stock subscription deposit at December 31, 2004.

NOTE 9 -	INCOME TAXES

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

VIPER NETWORKS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

NOTE 10 -	COMMITMENTS AND CONTINGENCIES (continued)

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

NOTE 13 -	STOCK OPTIONS

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

VIPER NETWORKS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

NOTE 13 -	STOCK OPTIONS (continued)

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

VIPER NETWORKS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

NOTE 13 -	STOCK OPTIONS (continued)

Had compensation cost for the Company’s stock-based compensation plan been determined based on the fair value at the grant dates for awards under those plans consistent with the method described in SFAS 123, the Company’s net loss would have been as follows:

	Year Ended December 31,

	2004	2003

Net loss:
As reported	$(7,910,925)	$(2,200,854)
Pro forma	$(8,027,429)	$(2,211,813)

Basic loss per share:
As reported	$(0.08)	$(0.06)
Pro forma	$(0.08)	$(0.06)

NOTE 14 -	SUBSEQUENT EVENTS

On February 4, 2005, the Company entered into five stock subscription agreements for an aggregate of 33,333,335 shares of the Company’s Common Stock in exchange for $5,000,000 in US Treasury Bonds, with both the Company’s shares and the $5,000,000 being placed into escrow.  On August 8, 2005, by mutual agreement, the five stock subscription agreements and all associated agreements (as described below) were rescinded; the escrow was closed with the 33,333,335 shares of the Company’s Common Stock and the $5,000,000 in US Treasury Bonds returned to the Company and the five subscribers, respectively.  Concurrent with the execution of the agreements, the Company purchased from Cogent Capital for $1 a call option to repurchase at the end of two years 80% of the shares of Common Stock sold at the then current market price.  Also concurrent with the agreements, the Company entered into an equity swap arrangement with Cogent Capital for $50,000 and 3,333,333 shares of the Company’s Common Stock that entitles the Company to receive and obligate the Company to pay the price return of 75% of the shares issued in two years, or sooner if the shares are registered for sale under the Securities Act of 1933.  The equity swap also provides for the exchange of certain cash flows, as defined in the agreement.

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

VIPER NETWORKS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

NOTE 14 -	SUBSEQUENT EVENTS (continued)

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

NOTE 15 -	RESTATEMENT

The accompanying audited financial statements as of December 31, 2004, along with the auditors report dated April 14, 2005, have been restated as of November 25, 2005 to address comments issued by the Securities and Exchange Commission (the “SEC”).  The restatement solely addresses comments number four through fourteen issued by the SEC.

The restatement includes additional disclosures regarding; business investments (Balance Sheet and Statements of Cash Flows captions and footnote 1-b), goodwill and purchased intangible assets (Balance Sheet caption, footnotes 1-f, 3, and 5), expense classification on the Statements of Operations, and footnote disclosures (footnotes, 1-d, 1-g, 1-h, 1-l, 5, and 14).