Form 10QSB/A
period 2005-03-31
VIPER NETWORKS INC
filed 2005-12-21
CIK 1133192

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
Amendment No. 1

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

                The aggregate market value of the voting stock held by non-affiliates (87,761,922 shares of Common Stock) was $14,919,527 as of March 31, 2005.  The stock price for computation purposes was $0.17. This value is not intended to be a representation as to the value or worth of the Registrant's shares of Common Stock.  The number of shares of non-affiliates of the Registrant has been calculated by subtracting shares held by persons affiliated with the Registrant from outstanding shares.  The number of shares outstanding of the Registrant's Common Stock as of March 31, 2005 was 128,763,548.

VIPER NETWORKS, INC.
FORM 10-QSB/A (Amendment No. 1) QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

Explanatory Note

                Viper Networks, Inc. (the “Company”) is filing this amendment to its Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005 (the “Amendment”) to expand disclosures and restate the Consolidated Financial Statements in response to comments issued by the Securities and Exchange Commission (the “SEC”).  The restated financials and revised document (Item 1 – Financial Statements; Item 2 - Managements’ Discussion and Analysis of Financial Condition and Results of Operations; and Item 3 – Factors That May Affect Future Results)address comments issued by the SEC as relates to the Company’s Forms 10-SB/amendment no. 2 and 10-KSB for the year ended December 31, 2004, and 10-QSB for the quarters ended March 31, 2005 and June 30, 2005.  Any reference to facts and circumstances at a “current” date refer to such facts and circumstances as of such original filing date.

VIPER NETWORKS, INC. AND SUBSIDIARIES

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BASIS OF PRESENTATION

                        The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these condensed financial statements be read in conjunction with the financial statements, and notes thereto included in the Company's December 31, 2004 audited financial statements, as amended.

                        The unaudited balance sheet of the Company as of March 31, 2005, and the related balance sheet of the Company as of December 31, 2004, which is derived from the Company's audited financial statements, the un-audited statement of operations and cash flows for the three months ended March 31, 2005 and March 31, 2004 and the statement of stockholders equity for the period of December 31, 2003 to March 31, 2005 are included in this document.

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
Registered with the Public Company Accounting Oversight Board

To the Board of Directors of
Viper Networks Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

/s/ Armando C. Ibarra
Armando C. Ibarra, CPA-APC
December 21, 2005 – restated; see Note 6
Chula Vista, California

VIPER NETWORKS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)

	March 31 2005 (Unaudited)	December 31, 2004

ASSETS
Current Assets:
Cash	$89,308	$46,956
Short-term investments	3,600	5,000
Accounts receivable, net of allowance for doubtful accounts and sales returns (Note 4)	151,270	121,948
Inventories	35,739	72,020
Other current assets (Note 4)	272,365	59,324

Total current assets	552,282	305,248

Property and equipment, net (Note 4)	409,481	497,226
Investments in unconsolidated business	-	-
Goodwill and other intangible assets (Note 5)	249,641	524,641

Total assets	$1,211,404	$1,327,115

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$500,860	$375,564
Accrued liabilities (Note 4)	66,291	61,915
Loans from related party (Note 7)	650,763	607,094
Taxes payable	3,430	2,623
Deferred revenues	90,176	82,103
Short term debt	95,626	97,647
Stock subscription deposit (Note 8)	81,380	81,380

Total current liabilities	1,488,526	1,308,326

Commitments and Contingencies (Note 10)	-	-

Stockholders equity:
Preferred stock: Class A, authorized 100,000 shares at $1.00 par value, -0- shares issued and outstanding (Note 11)	-	-
Preferred stock: Class B, authorized 10,000,000 shares at $1.00 par value, -0- shares issued and outstanding (Note 11)	-	-
Common stock: 250,000,000 shares authorized of $0.001 par value, 128,763,548 and 121,222,899 shares issued an outstanding	128,764	121,223
Additional paid-in capital	12,202,880	11,425,685
Stock subscription receivable (Note 6)	(125,000)	(125,000)
Unearned stock-based compensation	(237,087)	(253,318)
Accumulated deficit	(12,167,154)	(11,071,676)
Accumulated comprehensive loss	(79,525)	(78,125)

Total stockholders’ equity	(277,122)	18,789

Total liabilities and stockholders’ equity	$1,211,404	$1,327,115

The referenced notes are an integral part of these consolidated financial statements.

VIPER NETWORKS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,

	2005	2004

Net revenues	$946,953	$960,968
Cost of revenues	924,913	953,662

Gross Margin	22,040	7,306

Operating expenses:
General and administrative	840,588	787,247
Bad debt (recovery) expense	(26,833)	1,100
Equity loss from unconsolidated subsidiaries	14,213	-
Impairment of purchased intangibles	275,000	3,396,138

	1,102,968	4,184,485

Loss from operations	(1,080,928)	(4,177,179)

Other income (expenses):
Realized gain on marketable securities	-	-
Interest expense	(14,553)	(23,160)
Other income	3	1,480

Total other income (expenses)	(14,550)	(21,680)

Net loss	$(1,095,478)	$(4,198,859)

Basic loss per share	$(0.01)	$(0.05)

Weighted average number of shares outstanding	123,650,390	87,148,385

The referenced notes are an integral part of these consolidated financial statements.

VIPER NETWORKS, INC. AND SUBSIDIARIES
Consolidated Changes in Stockholders’ Equity (Unaudited)

	Common Stock		Additional Paid-In Capital	Stock Subscriptions	Unearned stock-based	Accumulated	Other Comprehensive	Total Stockholders’
	Shares	Amount	(Deficit)	Receivable	Compensation	Deficit	Loss	Deficit

Balance, December 31, 2003	78,796,146	$78,796	$3,901,379	$(125,000)	$(324,548)	$(3,160,751)	$(48,018)	$321,858
Issuance of common stock for cash	14,244,836	14,245	2,127,218	-	-	-	-	2,141,463
Issuance of common stock for services received	12,113,382	12,114	908,047	-	-	-	-	920,161
Issuance of common stock loan interest	-	-	-	-	-		-	-
Issuance of common stock for acquisition	4,500,000	4,500	4,090,000	-	-	-	-	4,094,500
Conversion of notes payable and interest	646,322	646	201,327	-	-	-	-	201,973
Issuance of common stock for stock dividend	10,632,213	10,632	(10,632)	-	-	-	-	-
Employee Compensation Fund	290,000	290	213,645	-	-	-	-	213,935
Stock-based compensation	-	-	(5,299)		71,230	-	-	65,931
Comprehensive loss	-	-	-	-	-	-	(30,107)	(30,107)
Net Loss for the year ended December 31, 2004	-	-	-	-	-	(7,910,925)	-	(7,910,925)

Balance, December 31, 2004	121,222,899	121,223	11,425,685	(125,000)	(253,318)	(11,071,676)	(78,125)	18,789
Issuance of common stock for cash	6,031,111	6,031	447,969	-	-	-	-	454,000
Issuance of common stock for services received	1,583,276	1,584	349,920	-	-	-	-	351,504
Cancellation of common stock upon rescission of note	(73,738)	(74)	(20,036)	-	-	-	-	(20,110)
Stock-based compensation	-		(658)	-	16,231	-	-	15,573
Comprehensive loss	-	-	-	-	-	-	(1,400)	(1,400)
Net Loss for quarter ended March 31, 2005	-	-	-	-	-	(1,095,478)	-	(1,095,478)

Balance, March 31, 2005	128,763,548	$128,764	$12,202,880	$(125,000)	$(237,087)	$(12,167,154)	$(79,525)	$(277,119)

The referenced notes are an integral part of these consolidated financial statements.

VIPER NETWORKS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,

	2005	2004

Cash flows from operating activities:
Net loss	$(1,095,478)	$(4,198,859)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	79,456	62,822
Allowance for doubtful accounts and sales returns	(51,245)	-
Amortization of stock-based compensation	15,573	16,449
Amortization of stock-based interest	-	11,743
Loss on sale of property and equipment	675	-
Impairment of purchased intangibles	275,000	3,396,138
Equity loss from unconsolidated subsidiaries	14,213
Stock based compensation	40,045	229,280
Interest accrual	10,250	4,284
Changes in assets and liabilities:
Accounts receivable	21,923	(15,197)
Inventories	36,281	(32,807)
Prepaid expenses	61,894	3,814
Other current assets	1,873	(5,423)
Accounts payable	125,334	76,351
Accrued liabilities	24,776	61,813
Taxes payable	807	(1,274)
Deferred revenues	8,073	-

Net cash used in operating activities	(430,550)	(390,866)

Cash flows from investing activities:
Acquisition, net of cash acquired	-	(457,091)
Purchases of property and equipment	(1,086)	(91,039)
Proceeds from sale of property and equipment	8,700	-

Net cash used in investing activities	7,614	(548,130)

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
Notes to Consolidated Financial Statements (unaudited)

NOTE 1 -	CONDENSED FINANCIAL STATEMENTS

The accompanying March 31, 2005 financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2005 and 2004 and for all periods presented have been made. Certain information and Footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements, and notes thereto included in the Company's December 31, 2004 audited financial statements, as amended. The results of operations for periods ended March 31, 2005 and 2004 are not necessarily indicative of the operating results for the full years.

NOTE 2 -	DESCRIPTION OF THE BUSINESS

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

NOTE 3 -	SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Presentation.

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

b. Inventories

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

VIPER NETWORKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

NOTE 3 -	SIGNIFICANT ACCOUNTING POLICIES (continued)

c. Estimates (continued)

and other contingencies.  The Company bases our estimates on historical experience and various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.

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

f. Long-lived Assets

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

VIPER NETWORKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

NOTE 3 -	SIGNIFICANT ACCOUNTING POLICIES (continued)

g. Revenue Recognition (continued)

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

In accordance with the provisions of SFAS 123, all other issuances of stock, stock options or other equity instruments to employees and non-employees as the consideration for goods or services received by the Company are accounted for based on the fair value of the equity instrument issued (unless the fair value of the consideration received can be more reliably measured).  During the three months ended March 31, 2005 and 2004, the Company recognized $50,646 and $53,722 and $10,930 and $200,000 of expense relating to the grant of common stock to non-employees and employees, respectively, for services which are included in the accompanying consolidated statements of operations.  The value of these shares was determined based upon over the counter closing prices.

i. Income Tax

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

VIPER NETWORKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

NOTE 3 -	SIGNIFICANT ACCOUNTING POLICIES (continued)

j. Net Loss Per Share (continued)

Options and/or warrants will have a dilutive effect only when the average market price of the common stock during the period exceeds the exercise price of the options and/or warrants.  There were options to purchase 11,750,000 shares of common stock and 16,834,428 warrants potentially issuable at March 31, 2005 which were not included in the computation of net loss per share.

k. Concentrations of Risk

The Company entered into an agreement during September 1998 to acquire 50 acres of real property known as the Hills of Bajamar, located in Ensenada, Mexico (the “Land”) with the intent, at the time, to sell lots for residential development and build a communications facility for residents in the surrounding area.  As of the date of these financial statements, the Company had not received documented title to the Land.  Since consideration for the agreement (documented title) has never been received the Company does not believe it is the owner of the Land.  If the Company was determined to be the owner of the Land the Company could be subject to the following risks.  The property is located in Mexico, which has a developing economy.  Hyperinflation, volatile exchange rates and rapid political and legal change, often accompanied by military insurrection, have been common in this and certain other emerging markets in which the Company may conduct operations.  The Company may be materially adversely affected by possible political or economic instability in Mexico.  The risks include, but are not limited to terrorism, military repression, expropriation, changing fiscal regimes, extreme fluctuations in currency exchange rates, high rates of inflation and the absence of industrial and economic infrastructure.  Changes in land development or investment policies or shifts in the prevailing political climate in Mexico in which the Company plans to sell lots for residential development and build a communications facility could adversely affect the Company’s business.  Operations may be affected in varying degrees by government regulations with respect to development restrictions, price controls, export controls, income and other taxes, expropriation of property, maintenance of claims, environmental legislation, labor, welfare, benefit policies, land use, land claims of local residents, water use and mine safety.  The effect of these factors cannot be accurately predicted.

NOTE 4 -	GOING CONCERN

The Company’s consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred a loss from inception on September 14, 2000 through March 31, 2005, which has resulted in an accumulated deficit of $12,167,154 at March 31, 2005, that raises doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

It is the intent of management to continue to develop its voice and data services to Web-based customers and expand its Voice-over-Internet Protocol networks for businesses, institutions, and Internet Service Providers (ISP).

Company management will seek additional financing through new stock issuances and lines of credit.

VIPER NETWORKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

NOTE 5 -	SIGNIFICANT EVENTS

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

On May 18, 2005, the Company changed its corporate domicile from Utah to Nevada pursuant to a prior action by a majority of the shareholders.

NOTE 6 -	RESTATEMENT

The accompanying unaudited financial statements as of March 31, 2005, along with the Independent Accountants’ Report dated May 21, 2005, have been restated as of December 21, 2005.

The restatement includes additional disclosures regarding; business investments (Balance Sheet and Statements of Cash Flows captions and Footnote 3-a), goodwill and purchased intangible assets (Balance Sheet caption and, footnote 3-e), expense classification on the Statements of Operations, and footnote disclosures (footnotes 3-c, 3-f, 3-g, 3-k, and 5).

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BASIS OF DISCUSSION AND ANALYSIS

                The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures of contingent liabilities.  On an ongoing basis, management evaluates its estimates, including, but not limited to, those relating to bad debts, product returns, warranties, inventory reserves, long-lived assets, income taxes, litigation, and other contingencies.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Although we believe our judgments and estimates are appropriate, actual future results may be different; if different assumptions or conditions were to prevail, the results could be materially different from our reported results.  If actual results significantly differ from management's estimates, the Company's financial condition and results of operations could be materially impaired.

SAFE HAROR FOR FORWARD-LOOKING STATEMENTS

                This Form 10-QSB contains forward-looking statements as defined by federal securities laws, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are statements concerning plans, objectives, goals, strategies, expectations, intentions, projections, developments, future events, performance or products, underlying (express or implied) assumptions and other statements which are other than historical facts.  In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "intends," "plans," "anticipates," "contemplates," "believes," "estimates," "predicts," "projects," and other similar terminology or the negative of these terms. From time to time we may publish or otherwise make available forward-looking statements of this nature.  All such forward-looking statements, whether written or oral, and whether made by us or on our behalf, are expressly qualified by the cautionary statements described in this Form 10-QSB, including those set forth in Section 1A entitled "Factors That May Affect Future Results."  In addition, we undertake no obligation to update or revise any forward-looking statement to reflect events, circumstances, or new information after the date of this Form 10-QSB or to reflect the occurrence of unanticipated or other subsequent events, and we disclaim any such obligation.

RESULTS OF OPERATIONS

Comparison of three month periods ended March 31, 2005 and March 31, 2004

                During the three months ended March 31, 2005, we recorded $946,953 as net sales revenues. This compares to the three months ended March 31, 2004 when we recorded $960,968 as net sales revenue.

                During the three months ended March 31, 2005, our Cost of revenues was $924,913, which resulted in a gross margin as a percentage of net sales revenues of approximately 2%. This compares to the three months ended March 31, 2004 where our Cost of revenues was $953,662 which resulted in a gross margin percentage of net sales revenues of approximately 1%. Competitive conditions, product and sales mix, and technology trends impacted our gross margin in both of these years.

                During the three months ended March 31, 2005 we incurred $840,588 in General and administrative expenses. This compares to the three months ended March 31, 2004 when we incurred $787,247 in General and administrative expenses.  The increase of approximately 7% from the three months ended March 31, 2004 to the three months ended March 31, 2005 was due primarily to the increased average monthly amount of General and administrative expenses incurred as the Company continued implementing its business plan. Overall, General and administrative expenses were primarily made up of wages and salaries, office expenses, fees and costs incurred for legal and accounting services, and other administrative costs.

                During the three months ended March 31, 2005 we had Bad debt recovery of $26,833 compared to the three months ended March 31, 2004, when we had $1,100 in Bad debt expense.  During the three months ended March 31, 2005 we recorded an Equity loss from unconsolidated subsidiaries of $14,213 compared to the three months ended March 31, 2004, when we recorded $0.  In addition, during the three months ended March 31, 2005 we recorded a charge of $275,000 for Impairment of purchased intangibles compared to the three months ended March 31, 2004, when we recorded a charge of $3,396,138.  The Impairment of purchased intangibles recognized during the three months ended March 31, 2005 resulted from the annual evaluation of purchased intangibles based on the discounted cash flow analysis of Mid-Atlantic ($244,000) and Adoria ($31,000).  The impairment during the three months ended March 31, 2004 was based on the initial discounted cash flow model for Adoria following its acquisition.

                During the three months ended March 31, 2005 we incurred an operating loss of $1,080,928 compared to an operating loss of $4,177,179 during the three months ended March 31, 2004.  The decrease in the amount of the loss in the three months ended March 31, 2005 was due primarily to the decreased impairment of purchased intangibles, offset in part by the increase in general and administrative expenses.

                During the three months ended March 31, 2005, we incurred Interest expense of $14,553 compared to $23,160 in Interest expense during the three months ended March 31, 2004.

                As a result, during the three months ended March 31, 2005 we had a net loss of $1,095,478 compared to the three months ended March 31, 2004 when we had a net loss of $4,198,859.

                Basic loss per share for the three months ended March 31, 2005 was $.01 compared to the three months ended March 31, 2004 when we had a basic loss per share of $.05.  During the three months ended March 31, 2005, we had 123,650,390 weighted average shares outstanding. By comparison, during the three months ended March 31, 2004 we had 87,148,385 weighted average shares outstanding.

IMPACT OF INFLATION

                Because of the nature of its services, the Company does not believe that inflation had a significant impact on its sales or profits.

LIQUIDITY AND CAPITAL RESOURCES

                At March 31, 2005, we had $89,308 in cash. At the same time, we had $151,270 in net accounts receivable, $35,739 in inventories, and $272,365 in other current assets, for a total of $552,282 in total assets.  In contrast, as of March 31, 2005 our total current liabilities were $1,488,526, which consisted primarily of the following material amounts:  $500,860 in accounts payable; $66,291 in accrued liabilities; $650,763 in related party obligations; $90,176 in deferred revenues; $95,626 in short term debt; and, $81,380 in stock subscription deposit.

                During the three months ended March 31, 2005, our cash needs were met primarily by the sale of common stock and loans from certain of our shareholders.  We cannot be assured that we will continue to obtain funds from these or any other sources to meet our need for additional capital resources.

                Net working capital as of March 31, 2005 was ($936,244).  Overall, the company’s access to capital is very limited.  The Company continually evaluates its cash needs and anticipates seeking additional equity or debt financing in order to achieve the Company’s overall business objectives.  However, no commitment for additional financing has been obtained and there can be no assurance that such financing will be available, or, if available, at a price or in a form that is acceptable to the company.  We may be limited to loans and other cash infusions from officers, directors, existing stockholders, and persons affiliated or associated with one or more of them.  In addition, if any financing should be obtained, existing stockholders will likely incur substantial, immediate, and permanent dilution of their existing investment.  Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have an adverse impact on the Company’s ability to achieve its business objectives.

                NextPhase Wireless, Inc. began trading on the OTC BB under the symbol NXPW.  The Company owns 4,000,000 “restricted” common shares of NextPhase, which has had a recent trading range of $2 to $2.50.  The 4,000,000 common shares of NextPhase were pledged (“Pledged Stock”) as collateral on behalf of NextPhase for a $350,000 promissory note (“Note”).  In early May 2005, the Note was paid in full and Pledged Stock is being released to the Company.

                The term “restricted” refers to common stock represented by certificate(s) that have not been registered under the Securities Act of 1933, as amended (the “Act”), or under certain state securities laws.  No public sale or transfer of these shares may be made in the absence of (a) an effective registration statement under the Act or (b) an opinion of counsel acceptable to the issuing company that registration under the Act or under applicable state securities laws is not required (an exemption) in connection with such proposed sale or transfer.  An exemption is typically limited to i) stock owned for a minimum of twelve months and ii) a maximum number of shares to be offered for sale, during any rolling three month period, limited to 1% of the issuing company’s total number of shares issued and outstanding.

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

1. Continued Operating Losses & Early-Stage Company.

The Company has incurred $1,095,478 in losses during the three months ending March 31, 2005 and cumulative losses of $12,167,154 since the Company’s inception through March 31, 2005. The Company is an early-stage company and may well incur significant additional losses in the future as well and there can be no assurance that the Company will be successful or that it will be profitable in the future.

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

6. Recent Acquisitions & Limited History of Operations.

During the three months ending March 31, 2005, we generated $946,953 in net sales revenues. We will need to further increase our revenues and successfully develop and implement our business strategy in an ever-changing and challenging marketplace if we are to succeed. In the event that we are not able to successfully develop and implement our business strategy, we may be subject to continuing significant risks and resulting financial volatility.  Our limited history and the continuing technological and competitive challenges that we face are beyond our ability to control.  For these and other reasons we may incur continuing and protracted losses with the result that an investor may lose all or substantially all of their investment.

7. Losses Due to Customers Fraud.

Customers have obtained access to the Company’s service without prepaying for the service (minutes) by submitting fraudulent credit card information.  Losses from unauthorized credit card transactions and theft of service totaled $15,912 during the three months ending March 31, 2005.  We have implemented new anti-fraud procedures in order to control losses relating to unauthorized credit card use, but these procedures may not be adequate to effectively limit our exposure in the future from customer fraud.  If our procedures are not effective, consumer fraud and theft of service could be significant and have a material adverse effect on our business and operating results.

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

10. Limited Customer Base.

While we seek to implement our plans, we have a limited customer base of approximately 14,000 active accounts using our suite of VoIP products (as of March 31, 2005) and there can be no assurance that we will grow and develop a sufficient customer base that generates sufficient sustainable revenues that provide stable profit margins.  The absence of growth at pricing levels that can provide for sustainable revenues and profit margins may greatly inhibit our ability to attract additional capital and otherwise lead to volatile results from operations with consequent adverse and material impact on our financial condition.

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

16. Control.

Our officers and directors directly and indirectly hold an aggregate of 41,001,626 shares of the Company’s common stock (before including any shares issuable upon exercise of any options).  This represents approximately 31.8% of the Company’s total outstanding shares as of March 31, 2005 and thereby allows the Company’s officers and directors to retain significant influence over the Company.

17. Prior Filing of Form 10-SB.

In June of 2001 we prepared and filed a registration statement on Form 10-SB with the U.S. Securities and Exchange Commission (the "SEC").  Subsequently, our then legal counsel delivered a letter (dated November 15, 2001) to the SEC, which, by its terms, stated that the SEC had agreed to allow us to withdraw the registration statement. At the time the Company’s management believed, in reliance upon assurances from the Company’s then legal counsel, that the Company had been allowed to withdraw the registration statement, notwithstanding that the Securities Exchange Act of 1934 (the "Exchange Act") provides that any withdrawal of a Form 10-SB registration statement (at any time after 60 days from the date at which it is originally filed) requires that the registrant: (a) file Form 15 with the SEC; (b) meet certain requirements that allow the registrant to file Form 15 to terminate the registration of the securities that were previously registered on Form 10-SB; and (c) file such other periodic reports as required to ensure compliance with Section 13(a) of the Exchange Act up to the date at which the Form 15 is filed. Subsequently, in September 2004, the Company received a letter from the SEC (the "SEC Letter") informing the Company that the Company had not satisfied its obligations to file periodic reports required under Section 13(a) of the Exchange Act. While we believed that we had reasonably relied upon the assurances from our legal counsel (that we had effectively withdrawn the Form 10-SB registration statement), we are determined to complete all past and current periodic filings and to comply with the SEC Letter as expeditiously as possible. However, we have not received any assurances from the SEC that we will not be subject to any adverse enforcement action by the SEC. While we did not seek to avoid our obligations under the Exchange Act in any way, our prior actions in mistakenly believing that we had no obligation to file periodic reports required by the Exchange Act exposes us to risk of liability for significant civil fines and the SEC could, among other enforcement actions, suspend trading in our Common Stock. Further, we offered and sold securities in reliance upon exemptions that were predicated on our mistaken belief that the registration statement had been withdrawn. For these and other reasons we may be exposed to liability. We intend to continue a dialogue with the staff of the SEC and, as information is collected and documents are prepared, to complete all filings needed to demonstrate that we are fulfilling our obligations under the Exchange Act with due care and in full observance of our obligations as a "reporting company" thereunder.

18. Dependence Upon Key Personnel and New Employees.

We believe that our success will depend, to a significant extent, on the efforts and abilities of James R. Balestraci, John L. Castiglione, Farid Shouekani, Jason A. Sunstein, and Ronald G. Weaver, Sr. the loss of the services of any of them could have a material and continuing adverse effect on the Company.  Our success also depends upon our ability to attract and retain qualified employees.  Hiring to meet our anticipated operations will require that we assimilate significant numbers of new employees during a relatively short period of time.

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

22. Potential Dilution.

Funding of our planned business is likely to result in substantial and on-going dilution of our existing stockholders.   While there can be no assurance that we will be successful in raising additional capital, if we are successful in obtaining any additional capital, existing stockholders may incur substantial dilution.

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

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

                As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer has concluded that current disclosure controls and procedures are effective as of the end of the period covered by this quarterly report on Form 10-QSB.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

                There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-QSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

DISCLOSURE CONTROLS AND INTERNAL COMTROLS

                Our management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), have the responsibility for establishing and maintaining adequate disclosure and internal controls over our financial reporting. Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Quarterly Report on Form 10-QSB, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal controls are procedures that are designed with the objective of providing reasonable assurance that our transactions are properly authorized, our assets are safeguarded against unauthorized or improper use, and our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS

                Our management, including the CEO and CFO, does not expect that our disclosure controls or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. In addition, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired control objectives.

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

HILLS OF BAJAMAR

                During September 1998, we entered into an agreement with a related party to purchase 50 acres of real property known as the Hills of Bajamar, located in Ensenada, Mexico.  The property is valued at a predecessor cost of $125,000.  At the time, we intended to sell lots for residential development and build a communications facility for residents in the surrounding area.  The Company's current management team and Board of Directors has determined that the goals for use of the Mexico property and construction of telecommunications facilities to the Hills of Bajamar are not within the Company's current capabilities.

                As consideration for the land, the Company issued 3,000,000 shares of our Series B Preferred Stock. On June 30, 2001, all of the Series B Preferred Stock was converted into 400,000 shares of our Common Stock.  As of March 31, 2005, the Company had not received documented title to the land. Since consideration for the agreement (documented title) has never been received the Company is in the process of attempting to rescind the original transaction, cancel the 400,000 common shares and return the shares to treasury.

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

NEXTPHASE WIRELESS, INC.

                As previously announced, NextPhase Wireless, Inc. began trading on the OTC BB under the symbol NXPW.  The Company owns 4,000,000 “restricted” common shares of NextPhase, which has had a recent trading range of $2 to $2.50.  The 4,000,000 common shares of NextPhase were pledged (“Pledged Stock”) as collateral on behalf of NextPhase for a $350,000 promissory note (“Note”).  In early May 2005, the Note was paid in full and Pledged Stock is being released to the Company.

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

                The term “restricted” refers to common stock represented by certificate(s) that have not been registered under the Securities Act of 1933, as amended (the “Act”), or under certain state securities laws.  No public sale or transfer of these shares may be made in the absence of (a) an effective registration statement under the Act or (b) an opinion of counsel acceptable to the issuing company that registration under the Act or under applicable state securities laws is not required (an exemption) in connection with such proposed sale or transfer.  An exemption is typically limited to i) stock owned for a minimum of twelve months and ii) a maximum number of shares to be offered for sale, during any rolling three month period, limited to 1% of the issuing company’s total number of shares issued and outstanding.

ITEM 6.  EXHIBITSAND REPORTS ON FORMS 8-K

(a). The following Exhibits are attached, or have been previously filed with March 31, 2005 Form 10-QSB and are incorporated by reference, as stated below

EXHIBIT NUMBER	DESCRIPTION

3.1(h)	Articles of Incorporation of Viper Networks, Inc.*
3.3(c)	By-Laws for Viper Networks, Inc.*
23.1	Auditor’s Consent
31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Previously filed with March 31, 2005 Form 10-QSB and incorporated herein by reference.

(b). The Company filed the following Reports on Form 8-K during the three months ended March 31, 2005:

                Form 8K on January 27, 2005, February 4, 2005, February 17, 2005, March 14, 2005 and March 16, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIPER NETWORKS, INC.

Date: December 21, 2005	By:	/s/ FARID SHOUEKANI

FARID SHOUEKANI, CHIEF EXECUTIVE OFFICER

Date: December 21, 2005	By:	/s/ PAUL E. ATKISS

PAUL E. ATKISS, CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)