Form 10QSB/A
period 2005-06-30
VIPER NETWORKS INC
filed 2005-12-29
CIK 1133192

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

                The aggregate market value of the voting stock held by non-affiliates (95,336,823 shares of Common Stock) was $11,440,419 as of June 30, 2005.  The stock price for computation purposes was $0.12. This value is not intended to be a representation as to the value or worth of the Registrant's shares of Common Stock.  The number of shares of non-affiliates of the Registrant has been calculated by subtracting shares held by persons affiliated with the Registrant from outstanding shares.  The number of shares outstanding of the Registrant's Common Stock as of June 30, 2005 was 133,361,656.

VIPER NETWORKS, INC.
FORM 10-QSB/A (Amendment No. 1) QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

Explanatory Note

                Viper Networks, Inc. (the “Company”) is filing this amendment to its Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005 (the “Amendment”) to expand disclosures and restate the Consolidated Financial Statements in response to comments issued by the Securities and Exchange Commission (the “SEC”).  The restated financials and revised document (Item 1 – Financial Statements; Item 2 - Managements’ Discussion and Analysis of Financial Condition and Results of Operations; and Item 3 – Factors That May Affect Future Results)address comments issued by the SEC as relates to the Company’s Forms 10-SB/amendment no. 2 and 10-KSB for the year ended December 31, 2004, and 10-QSB for the quarters ended March 31, 2005 and June 30, 2005.  Any reference to facts and circumstances at a “current” date refer to such facts and circumstances as of such original filing date.

VIPER NETWORKS, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENT

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

           The unaudited balance sheet of the Company as of June 30, 2005, and the related balance sheet of the Company as of December 31, 2004, which is derived from the Company's audited financial statements, the un-audited statement of operations and cash flows for the six months ended June 30, 2005 and June 30, 2004 and the statement of stockholders equity for the period of December 31, 2003 to June 30, 2005 are included in this document.

Operating results for the quarter and six months ended June 30, 2005 are not necessarily indicative of the results that can be expected for the year ending December 31, 2005.

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
Registered with the Public Company Accounting Oversight Board

To the Board of Directors of
Viper Networks Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have reviewed the accompanying consolidated balance sheets of Viper Networks, Inc. and Subsidiaries as of June 30, 2005, and the related statements of operations, changes in stockholders’ equity, and cash flows for the six months and three months ended June 30, 2005 and 2004, in accordance with Statements on Standards for Accounting Review Services issued by the American Institute of Certified Public Accountants.  All information included in these financial statements is the representation of the management of Viper Networks, Inc. and Subsidiaries.

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

/s/ Armando C. Ibarra
Armando C. Ibarra, CPA-APC
December 28, 2005 – restated; see Note 6
September 6, 2005
Chula Vista, California

VIPER NETWORKS, INC. AND SUBSIDIARIES
Consolidated Balance Sheet (Unaudited)

	June 30 2005 (Unaudited)	December 31, 2004

ASSETS
Current Assets:
Cash	$74,036	$46,956
Short-term investments	4,000	5,000
Accounts receivable, net of allowance for doubtful accounts and sales returns (Note 4)	127,709	121,948
Inventories	6,426	72,020
Other current assets (Note 4)	189,828	59,324

Total current assets	401,999	305,248

Property and equipment, net (Note 4)	324,516	497,226
Investments in unconsolidated business	-	-
Goodwill and other intangible assets (Note 5)	149,541	524,641

Total assets	$876,056	$1,327,115

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$671,984	$375,564
Accrued liabilities (Note 4)	207,383	61,915
Loans from related party (Note 7)	744,757	607,094
Taxes payable	3,425	2,623
Deferred revenues	126,502	82,103
Short term debt	237,989	97,647
Stock subscription deposits (Note 8)	81,380	81,380

Total current liabilities	2,073,419	1,308,326

Commitments and Contingencies (Note 10)

Stockholders equity:
Preferred stock: Class A, authorized 100,000 shares at $1.00 par value, -0- shares issued and outstanding (Note 11)	-	-
Preferred stock: Class B, authorized 10,000,000 shares at $1.00 par value, -0- shares issued and outstanding (Note 11)	-	-
Common stock: 250,000,000 shares authorized at $0.001 par value, 133,361,656 and 121,222,899 shares issued and outstanding	133,362	121,223
Additional paid-in capital	11,742,770	11,425,685
Stock subscription receivable (Note 6)	(125,000)	(125,000)
Unearned stock-based compensation	(221,522)	(253,318)
Treasury Stock	(223,028)	-
Accumulated deficit	(12,424,821)	(11,071,676)
Accumulated comprehensive loss	(79,125)	(78,125)

Total stockholders’ equity	(1,197,364)	18,789

Total liabilities and stockholders’ equity	$876,056	$1,327,115

The referenced notes are an integral part of these consolidated financial statements.

VIPER NETWORKS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,

	2005	2004

Net revenues	$858,338	$1,235,314
Cost of revenues	718,892	981,513

Gross margin	139,446	253,801

Operating expenses:
General and administrative	878,543	1,142,745
Bad debt (recovery) expense	8,481	5,113
Equity loss from unconsolidated subsidiaries	-	-
(Recovery) impairment of purchased intangibles	(529,833)	1,092,100

	357,191	2,239,958

Loss from operations	(217,745)	(1,986,157)

Other income (expenses):
Realized (loss) on marketable securities	-	(14,787)
Interest expense	(39,922)	(19,566)
Other income	1	236

Total other income (expenses)	(39,921)	(34,117)

Net loss	$(257,666)	$(2,020,274)

Basic loss per share	$(0.01)	$(0.02)

Weighted average number of shares outstanding	129,191,823	96,932,904

The referenced notes are an integral part of these consolidated financial statements.

VIPER NETWORKS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)

	Six Months Ended June 30,

	2005	2004

Net revenues	$1,805,291	$2,169,716
Cost of revenues	1,643,805	1,908,609

Gross margin	161,487	261,107

Operating expenses:
General and administrative	1,719,131	1,929,992
Bad debt (recovery) expense	(18,352)	6,213
Equity loss from unconsolidated subsidiaries	14,213	-
(Recovery) impairment of purchased intangibles	(254,833)	4,488,238

	1,460,159	6,424,443

Loss from operations	(1,298,672)	(6,163,336)

Other income (expenses):
Realized (loss) on marketable securities	-	(14,787)
Interest expense	(54,476)	(42,726)
Other income	4	1,716

Total other income (expenses)	(54,472)	(55,797)

Net loss	$(1,353,145)	$(6,219,133)

Basic loss per share	$(0.01)	$(0.07)

Weighted average number of shares outstanding	126,436,414	91,960,147

The referenced notes are an integral part of these consolidated financial statements.

VIPER NETWORKS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock		Additional Paid-In Capital	Stock Subscriptions	Unearned stock-based	Treasury	Accumulated	Other Comprehensive	Total Stockholders’

Shares
		Amount	(Deficit)	Receivable	Compensation	Stock	Deficit	Loss	Deficit

Balance, December 31, 2003	78,796,146	$78,796	$3,901,379	$(125,000)	$(324,548)	$-	$(3,160,751)	$(48,018)	$321,858
Issuance of common stock for cash	14,244,836	14,245	2,127,218	-	-	-	-	-	2,141,463
Issuance of common stock for services received	12,113,382	12,114	908,047	-	-	-	-	-	920,161
Issuance of common stock loan interest	-	-	-	-	-	-	-	-	-
Issuance of common stock for acquisition	4,500,000	4,500	4,090,000	-	-	-	-	-	4,094,500
Conversion of notes payable and interest	646,322	646	201,327	-	-	-	-	-	201,973
Issuance of common stock for stock dividend	10,632,213	10,632	(10,632)	-	-	-	-	-	-
Employee Compensation Fund	290,000	290	213,645	-	-	-	-	-	213,935
Stock-based compensation	-	-	(5,299)		71,230	-	-	-	65,931
Comprehensive loss	-	-	-	-	-	-	-	(30,107)	(30,107)
Net Loss for the year ended December 31, 2004	-	-	-	-	-	-	(7,910,925)	-	(7,910,925)

Balance, December 31, 2004	121,222,899	121,223	11,425,685	(125,000)	(253,318)	-	(11,071,676)	(78,125)	18,789
Issuance of common stock for cash	11,247,187	11,247	460,753	-	-	-	-	-	472,000
Issuance of common stock for services received	2,158,691	2,159	421,363	-	-	-	-	-	423,522
Cancellation of common stock upon rescission of notes payable	(554,283)	(554)	(150,614)	-	-	-	-	-	(151,168)
Cancellation of common stock for settlement and termination of acquisition	(1,375,000)	(1,375)	(636,125)	-	-	-	-	-	(637,500)
Issuance of common stock for cashless exercise of warrants	662,162	662	222,366	-	-	(223,028)	-	-	-
Stock-based compensation	-	-	(658)	-	31,796	-	-	-	31,138
Comprehensive loss	-	-	-	-	-	-	-	(1,000)	(1,000)
Net Loss for six months ended June 30, 2005	-	-	-	-	-	-	(1,353,145)	-	(1,353,145)

Balance, June 30, 2005	170,028,324	$133,362	$11,742,770	$(125,000)	$(221,522)	$(223,028)	$(12,424,821)	$(79,125)	$(1,197,364)

The referenced notes are an integral part of these consolidated financial statements.

VIPER NETWORKS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,

	2005	2004

Cash flows from operating activities:
Net loss	$(1,353,145)	$(6,219,133)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	157,204	136,074
Allowance for doubtful accounts and sales returns	(57,144)	4,000
Amortization of stock-based compensation	31,138	32,898
Amortization of stock-based interest	-	19,944
Loss on sale of property and equipment	2,175	-
(Recovery) impairment of purchased intangibles	(254,834)	4,489,238
Equity loss from unconsolidated subsidiaries	14,213	-
Stock based compensation	232,408	688,809
Interest accrual	22,807	(7,822)
(Gain) loss on sale of marketable securities	-	14,787
Changes in assets and liabilities:
Accounts receivable	43,854	47,226
Inventories	65,594	(103,000)
Prepaid expenses	17,313	(7,040)
Other current assets	8,647	(21,528)
Accounts payable	296,420	56,019
Accrued liabilities	165,869	44,453
Taxes payable	802	(1,201)
Deferred revenues	44,399	8,000

Net cash used in operating activities	(562,280)	(818,276)

Cash flows from investing activities:
Acquisition, net of cash acquired	-	(657,091)
Purchases of property and equipment	(2,119)	(129,457)
Proceeds from sale of property and equipment	15,450	-
Sales of marketable securities	-	3,306

Net cash used in investing activities	13,331	(783,242)

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
Notes to the Consolidated Financial Statements (unaudited)

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

On an on-going basis, the Company re-evaluates its estimates, including, but not limited to, those related to bad debts, product returns, warranties, inventory reserves, long-lived assets, income taxes,

VIPER NETWORKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

NOTE 3 -	SIGNIFICANT ACCOUNTING POLICIES (continued)

c. Estimates (continued)

litigation, and other contingencies.  The Company bases its estimates on historical experience and various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.

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

e. Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of businesses acquired over the fair value of the identifiable net assets at the date of acquisition.  Goodwill and intangible assets acquired in a purchase business combination and determined to have indefinite useful lives are not amortized, but instead are evaluated for impairment annually and if events or changes in circumstances indicate that the carrying amount may be impaired per Statement of Financial Accounting Standards, No.142 (“SFAS 142”), “Goodwill and Other Intangible Assets”.  An impairment loss would generally be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit.  The estimated fair value is determined using a discounted cash flow analysis.  SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”.

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

g. Revenue Recognition

The Company recognizes revenues and the related costs for voice, data and other services along with product sales when persuasive evidence of an arrangement exists, delivery and acceptance has occurred or service has been rendered, the price is fixed or determinable, and collection of the resulting receivable is probable and not contingent.  Service revenue from monthly and per minute fee agreements is recognized gross, consistent with Emerging Issues Task Force (EITF) No. 99-19 “Reporting Revenues Gross as a Principal Versus Net as an Agent”, as the Company is the primary obligor in its transaction, has all credit risk, maintains all risk and rewards, and establishes pricing.  Service revenue from fixed-price agreements is allocated between periods using the percentage-of-

VIPER NETWORKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

NOTE 3 -	SIGNIFICANT ACCOUNTING POLICIES (continued)

g. Revenue Recognition (continued)

completion method, which includes revenues recognized as costs are incurred, in accordance with Statement of Position (SOP) 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts."  Total estimated costs are based on management’s assessment of the hours and costs to complete the project and on an evaluation of the level of work achieved and the hours and costs expended to date.  Combined product and service agreements are allocated consistent with EITF No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables” with the multiple deliverables divided into separate units of accounting.  Revenue is allocated among the separate units of accounting based on their relative fair value.   Support and maintenance sales are recognized over the contract term.  Amounts invoiced or collected in advance of product delivery or providing services are recorded as deferred revenue.

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

In accordance with the provisions of SFAS 123, all other issuances of stock, stock options or other equity instruments to employees and non-employees as the consideration for goods or services received by the Company are accounted for based on the fair value of the equity instrument issued (unless the fair value of the consideration received can be more reliably measured).  During the six months ended June 30, 2005 and 2004, the Company recognized $126,426 and $120,195 and $201,959 and $478,100 of expense relating to the grant of common stock to non-employees and employees, respectively, for services which are included in the accompanying consolidated statements of operations.  The value of these shares was determined based upon over the counter closing prices.

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

j. Net Loss Per Share (continued)

Options and/or warrants will have a dilutive effect only when the average market price of the common stock during the period exceeds the exercise price of the options and/or warrants.  There were options to purchase 11,750,000 shares of common stock and 18,593,316 warrants potentially issuable at June 30, 2005 which were not included in the computation of net loss per share.

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

The Company’s consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred a loss from inception on September 14, 2000 through June 30, 2005, resulting in an accumulated deficit of $12,424,821 at June 30, 2005, that raises doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

It is the intent of management to continue to develop its voice and data services to Web-based customers and expand its Voice-over-Internet Protocol networks for businesses, institutions, and Internet Service Providers (ISP).

Company management will seek additional financing through new stock issuances and lines of credit.

NOTE 5 -	SIGNIFICANT EVENTS

In July 2005, the Company cancelled and returned 10,450,000 common shares previously issued and reserved for the Viper Networks, Inc. Employee Compensation Fund.

VIPER NETWORKS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (unaudited)

NOTE 5 -	SIGNIFICANT EVENTS (continued)

On February 4, 2005, the Company entered into five stock subscription agreements (the “Subscribers”) for an aggregate of 33,333,335 shares of the Company’s Common Stock in exchange for $5,000,000 in US Treasury Bonds, with both the Company’s shares and the $5,000,000 being placed into escrow.    On August 8, 2005, by mutual agreement, the five stock subscription agreements and all associated agreements (as described below) were rescinded; the escrow was closed with the 33,333,335 shares on the Company’s Common Stock and the $5,000,000 in US Treasury Bonds returned to the Company and the five subscribers, respectively.  Concurrent with the execution of the agreements, the Company purchased from Cogent Capital for $1 a call option to repurchase at the end of two years 80% of the shares of Common Stock sold at the then current market price.  Also concurrent with the agreements, the Company entered into an equity swap arrangement with Cogent Capital for $50,000 and 3,333,333 shares of the Company’s Common Stock that entitles the Company to receive and obligate the Company to pay the price return of 75% of the shares issued in two years, or sooner if the shares are registered for sale under the Securities Act of 1933.  The equity swap also provides for the exchange of certain cash flows, as defined in the agreement.

On August 16, 2005, Farid Shouekani was appointed the Chief Executive Officer and President of the Company and on August 26, 2005, he was elected to the board of directors.  Also on August 26, 2005, the board of directors was reduced from four members to three with John Castiglione and Jason Sunstein resigning from the board of directors.

On August 26, 2005, to reduce the Company’s total issued and outstanding number of common shares, the Company’s officers agreed to return all executive bonuses previously paid in the form of common stock in exchange for an equal amount of common stock purchase warrants at a price of $.25 and a Promissory Note for all unpaid loans, salaries and expenses.  The following bonuses have been cancelled and the common shares returned to treasury, four year warrants were issued, and promissory notes due December 31, 2006 were issued.

Officer	Bonus Shares Returned	$0.25 Warrants	Promissory Notes

Ronald Weaver	4,400,000 common shares	4,400,000	$53,119.97
Jason Sunstein	4,400,000 common shares	4,400,000	$208,445.54
John Castiglione	4,400,000 common shares	4,400,000	$211,894.68
Farid Shouekani	2,200,000 common shares	2,200,000	$330,000.00
James Balestraci	1,100,000 common shares	1,100,000	$35,590.07

NOTE 6 -	RESTATEMENT

The accompanying unaudited financial statements as of June 30, 2005, along with the Independent Accountants’ Report dated September 6, 2005, have been restated as of December 28, 2005.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BASIS OF DISCUSSION AND ANALYSIS

                The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, as amended, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures of contingent liabilities.  On an ongoing basis, management evaluates its estimates, including those that relate to income tax contingencies, revenue recognition, and litigation.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Although we believe our judgments and estimates are appropriate, actual future results may be different; if different assumptions or conditions were to prevail, the results could be materially different from our reported results.   If actual results significantly differ from management's estimates, the Company's financial condition and results of operations could be materially impaired.

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

RESULTS OF OPERATIONS

Comparison of Six Month period Ended June 30, 2005 and June 30, 2004

                During the six months ended June 30, 2005, we recorded $1,805,291 as Net revenues. This compares to the six months ended June 30, 2004 when we recorded $2,169,716 as Net revenue.

                During the six months ended June 30, 2005, our Cost of revenues was $1,643,805, which resulted in a Gross margin as a percentage of Net revenues of approximately 8.9%. This compares to the six months ended June 30, 2004 when our Cost of revenues was $1,908,609, which resulted in a Gross margin percentage of Net revenues of approximately 12%. Competitive conditions, product and sales mix, and technology trends impacted our gross margin in both of these years.

                During the six months ended June 30, 2005 we incurred $1,719,131 in General and administrative expenses. This compares to the six months ended June 30, 2004 when we incurred $1,929,992 in General and administrative expenses.  The decrease of approximately 10% from the six months ended June 30, 2004 to the six months ended June 30, 2005 was due primarily to the cost containment measures implemented by management during the six months ended June 30, 2005. Overall, General and administrative expenses were primarily made up of wages and salaries, office expenses, fees and costs incurred for legal and accounting services, and other administrative costs.

                During the six months ended June 30, 2005 we had Bad debt recovery of $18,352 compared to the six months ended June 30, 2004, when we had $6,213 in Bad debt expense.  During the six months ended June 30, 2005 we recorded an Equity loss from unconsolidated subsidiaries of $14,213 compared to the six months ended June 30, 2004, when we recorded $0.  In addition, during the six months ended June 30, 2005 we recorded a benefit of $254,833 for Recovery of purchased intangibles compared to the six months ended June 30, 2004, when we recorded a charge of $4,488,238.  The Recovery of purchased intangibles (net of impairment expense) recognized during the six months ended June 30, 2005 resulted from the annual evaluation of purchased intangibles based on the discounted cash flow analysis of Mid-Atlantic ($244,000) and Adoria ($31,000) during the first quarter offset by a $529,833 recovery of purchased intangible upon the settlement and termination of the Brasil LLC acquisition.  The impairment during the six months ended June 30, 2004 was based on the initial discounted cash flow model upon the acquisitions of Adoria and Brasil LLC.

                During the six months ended June 30, 2005, we incurred an operating loss of $1,298,672 compared to an operating loss of $6,163,336 during the six months ended June 30, 2004.   The decrease in the amount of the loss in the six months ended June 30, 2005 was due primarily to the decreased impairment of purchased intangibles and, to a lesser extent, the reduction in General and administrative expenses offset in part by reduced Gross margin.

                During the six months ended June 30, 2005, we incurred Interest expense of $54,476 compared to $42,726 in Interest expense during the six months ended June 30, 2004.

                 As a result, during the six months ended June 30, 2005 we had a Net loss of $1,353,145 compared to the six months ended June 30, 2004, when we had a Net loss of $6,219,133.

                Basic loss per share for the six months ended June 30, 2005 was $.01 compared to the six months ended June 30, 2004, when we had a Basic loss per share of $.07.  During the six months ended June 30, 2005, we had 126,436,414 of Weighted average shares outstanding.  By comparison, during the six months ended June 30, 2004 we had 91,960,147 of Weighted average shares outstanding.

IMPACT OF INFLATION

                Because of the nature of its services, the Company does not believe that inflation had a significant impact on its sales or profits.

LIQUIDITY AND CAPITAL RESOURCES

                At June 30, 2005, we had $74,036 in Cash. At the same time, we had $127,709 in net accounts receivable, $6,426 in Inventories, and $189,828 in Other current assets, for a total of $401,999 in Total current assets.  In contrast, as of June 30, 2005, our Total current liabilities were $2,073,419, which consisted primarily of the following material amounts: $671,984 in Accounts payable, $207,383 in Accrued liabilities, $744,757 in related party obligations, $126,502 in Deferred revenues, $237,989 in Short term debt, and $81,380 in Stock subscription deposits.

                During the six months ended June 30, 2005, our cash needs were met primarily by the sale of common stock and loans from certain of our shareholders.  We cannot be assured that we can continue to obtain funds from these or any other sources to meet our need for additional capital resources.

                Net working capital as of June 30, 2005 was ($1,671,420).  Overall, the company’s access to capital is very limited.  The Company continually evaluates its cash needs and anticipates seeking additional equity or debt financing in order to achieve its overall business objectives.  However, no commitment for additional financing has been obtained and there can be no assurance that such financing will be available, or, if available, at a price or in a form that is acceptable to the Company.  We may be limited to loans and other cash infusions from officers, directors, existing stockholders, and persons affiliated or associated with one or more of them.  In addition, if any financing should be obtained, existing stockholders will likely incur substantial, immediate, and permanent dilution of their existing investment.  Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have an adverse impact on the Company’s ability to achieve its business objectives.

                NextPhase Wireless, Inc. is trading on the OTC BB under the symbol NXPW.  The Company owns 4,000,000 “restricted” common shares of NextPhase, which has had a recent trading range of $0.24 to $1.39.  The 4,000,000 common shares of NextPhase were pledged (“Pledged Stock”) as collateral on behalf of NextPhase for a $350,000 promissory note (“Note”).  In early May 2005, the Note was paid in full and the Pledged Stock is being released to the Company.  During August the Company will be eligible to request an exemption (as noted below) to commence selling shares of the NextPhase “restricted” common stock to raise capital for the Company.

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

                As of June 30, 2005, the Company expects that it will need at least $1,000,000 to cover its anticipated operating expenses for the twelve month period thereafter.

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

                The Company recognizes revenues and the related costs for voice, data and other services along with product sales when persuasive evidence of an arrangement exists, delivery and acceptance has occurred or service has been rendered, the price is fixed or determinable, and collection of the resulting receivable is probable and not contingent.  Service revenue from monthly and per minute fee agreements is recognized gross, consistent with Emerging Issues Task Force (EITF) No. 99-19 “Reporting Revenues Gross as a Principal Versus Net as an Agent”, as the Company is the primary obligor in its transaction, has all credit risk, maintains all risk and rewards, and established pricing.  Service revenue from fixed-price agreements is allocated between periods using the percentage-of-completion method, which includes revenues recognized as costs are incurred, in accordance with Statement of Position (SOP) 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts."  Total estimated costs are based on management’s assessment of the hours and costs to complete the project and on an evaluation of the level of work achieved and the hours and costs expended to date.  Combined product and service agreements are allocated consistent with EITF No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables” with the multiple deliverables divided into separate units of accounting.  Revenue is allocated among the separate units of accounting based on their relative fair value.   Support and maintenance sales

are recognized over the contract term.  Amounts invoiced or collected in advance of product delivery or providing services are recorded as deferred revenue. The Company accrues for warranty costs, sales returns, bad debts and other allowances based on its historical experience.

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

ITEM 3.  FACTORS THAT MAY AFFECT FUTURE RESULTS

                The Company’s business organization, the Company’s reliance upon certain technology and third parties, competitive trends in the marketplace, and other factors all involve elements of substantial risk. In many instances, these risks arise from factors over which the Company will have little or no control.  Some adverse events may be more likely than others and the consequence of some adverse events may be greater than others.  No attempt has been made to rank risks in the order of their likelihood or potential impact.  In addition to those general risks enumerated elsewhere, any purchaser of the Company's Common Stock should also consider the following factors.

1. Continued Operating Losses.

The Company has incurred $1,353,145 in losses during the six months ending June 30, 2005 and cumulative losses of $12,424,821 since the Company’s inception through June 30, 2005. The Company may well incur significant additional losses in the future as well and there can be no assurance that the Company will be successful or that it will be profitable in the future.

2. Current Financial Structure, Limited Equity, Limited Working Capital & Need for Additional Financing.

While the Company’s management believes that its financial policies have been prudent, the Company has relied, in large part, upon the use of common stock financing to provide a substantial portion of the Company’s financial needs. The Company anticipates that it will need to raise significant additional capital to implement its business plan. While the Company believes that it will be successful, the Company has had only limited discussions with potential investors and there can be no guarantee that the Company will receive additional capital from any investor or, if it does receive sufficient additional capital, that it can obtain additional capital on terms that are reasonable in light of the Company’s current circumstances. Further, the Company has not received any commitments or assurances from any underwriter, investment banker, venture capital fund, or other individual or institutional investor.

3. Auditor's Opinion; Going Concern.
The Company’s independent auditors, Armando C. Ibarra, CPA, P.C., have expressed doubt about the Company's ability to continue as a going concern; there exists only a limited history of operations.

4. Subordinate to Existing and Future Debt & Authorized But Unissued Preferred Stock.
All of the Common Stock is subordinate to the claims of the Company's existing and future creditors and the holders of the Company's existing preferred stock and any that may be issued in the future.

5. Dependence & Reliance Upon Others.

Some of our products and services may rely upon hardware, software, and communications systems provided by others. For this reason we may become dependent upon third parties which may materially and adversely affect our ability to offer distinct products and services, this may result in adverse pricing pressures on our products, with resulting adverse impact on our profits, if any.

6. Recent Acquisitions & Limited History of Operations.

During the six months ending June 30, 2005, we generated $1,805,291 in net sales revenues. We will need to further increase our revenues and successfully develop and implement our business strategy in an ever-changing and challenging marketplace if we are to succeed. In the event that we are not able to successfully develop and implement our business strategy, we may be subject to continuing significant risks and resulting financial volatility.  Our limited history and the continuing technological and competitive challenges that we face are beyond our ability to control.  For these and other reasons we may incur continuing and protracted losses with the result that an investor may lose all or substantially all of its investment.

7. Losses Due to Customer Fraud.

Customers have obtained access to the Company’s service without prepaying for the service (minutes) by submitting fraudulent credit card information.  Losses from unauthorized credit card transactions and theft of service totaled $24,393 during the six months ending June 30, 2005.  We have implemented new anti-fraud procedures in order to control losses relating to unauthorized credit card use, but these procedures may not be adequate to effectively limit our exposure in the future to customer fraud.  If our procedures are not effective, consumer fraud and theft of service could be significant and have a material adverse effect on our business and operating results.

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

10. Limited Customer Base.

While we seek to implement our plans, we have a limited customer base of approximately 17,000 active accounts using our suite of VoIP products (as of June 30, 2005) and there can be no assurance that we will grow and develop a sufficient customer base that generates sufficient sustainable revenues that provide stable profit margins.  The absence of growth at pricing levels that can provide for sustainable revenues and profit margins may greatly inhibit our ability to attract additional capital and otherwise lead to volatile results from operations with consequent adverse and material impact on our financial condition.

11. Customers, Technology/Feature Options & Commercial Viability.

If we are able to implement our business plan, we will be selling our products and services into a marketplace that is experiencing a convergence of competing technologies. Typically, telecommunications providers desire extremely robust products with the expectation of a relatively long effective life. As a result and depending on the outcome of unknown trends in technology, market forces, and other variables, we may not attract a broad enough customer base to achieve commercial viability.

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

14. Government Regulation.

Our planned operations will likely be subject to extensive telecommunications-based regulation by United States and foreign laws and international treaties.  In the United States we are subject to various Federal Communications Commission ("FCC") rules and regulations.  Current FCC regulations suggest that VoIP products and services will not be unduly burdened by new and expanded regulations. However, there can be no assurance that the occurrence of regulatory changes will not significantly affect our operations by restricting them or increasing the opportunity of our competitors.  In the event that government regulations change, there can be no assurance that the costs and burdens imposed on us will not materially and adversely impact our planned business.

15. Loss of Equipment.

Equipment located in a foreign country with a developing or emerging economy may be materially adversely affected by possible political or economic instability.  The risks include, but are not limited, to rapid political and legal change, terrorism, military repression, or expropriation of assets.  In the event that equipment is damaged or lost our ability to service to our customers will be substantially reduced and our business, financial condition, and results of operations may be materially and adversely affected.

16. Control.

Our officers and directors directly and indirectly hold an aggregate of 38,024,833 shares of the Company’s common stock (before including any shares issuable upon exercise of any options).  This represents approximately 28.5% of the Company’s total outstanding shares as of June 30, 2005 and thereby allows the Company’s officers and directors to retain significant influence over the Company.

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

20. Lack of Independent Evaluation of Business Plan & Proposed Strategy.

We have not obtained any independent or professional evaluation of our business plan and our business strategy and we have no present plans to obtain any such evaluation.  There can be no assurance that we will successfully increase revenues, or if we do, that we can do so at levels that will allow us to achieve or maintain profitability.  If we are unsuccessful, our results of operations and financial condition would be materially and adversely impacted and investors would likely lose all or a significant portion of their investment.

21. No Planned Dividends.
We do not anticipate that we will pay any dividends on our Common Stock. Any profits that we may generate, if any, will be reinvested.

22. Potential Dilution.

 Funding of our planned business is likely to result in substantial and on-going dilution of our existing stockholders.   While there can be no assurance that we will be successful in raising additional capital, if we are successful in obtaining any additional capital existing stockholders may incur substantial dilution.

23. Matter of Public Market and Rule 144 Stock Sales.

As of December 31, 2004, there were 86,351,874 shares of the Company’s Common Stock that were “restricted securities” and which may be sold pursuant to Rule 144.  Since September 16, 2002, we have had a limited public trading market for our Common Stock in the “Pink Sheets” market. Since that date trading volumes have been volatile with sporadic liquidity levels.  Further, our Common Stock is (as of the date of the filing of this Report) a “Penny Stock” and for this reason we face continuing difficulties in our efforts to gain a liquid trading market and there can be no assurance that any liquid trading market will ever develop or, if it does develop, that it can be maintained.  In the event that we are able to complete the filing of all periodic reports (the “Periodic Reports”) required by Section 13(a) of the Securities Exchange Act of 1934 (the "Exchange Act"), we may be able to avoid any significant adverse enforcement action by the SEC arising out of our lack of compliance with the Exchange Act.  Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell in brokerage transactions an amount not exceeding in any three month period 1% of our outstanding Common Stock. Further, unless the Company can complete all of the required Periodic Reports and remain current in the filing of all future Periodic Reports, persons holding restricted stock will not be able to avail themselves of the safe harbor provisions of Rule 144.  Persons who are not affiliated with the Company and who have held their restricted securities for at least two years are not subject to the volume limitation. In any trading market for our Common Stock, possible or actual sales of our Common Stock by present shareholders under Rule 144 may have a depressive effect on the price of our Common Stock even if a liquid trading market develops.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

                As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that current disclosure controls and procedures are effective as of the end of the period covered by this quarterly report on Form 10-QSB.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

                There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-QSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

DISCLOSURE CONTROLS AND INTERNAL COMTROLS

                 Our management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), have the responsibility for establishing and maintaining adequate disclosure and internal controls over our financial reporting. Disclosure Controls are procedures that are designed with the objective of providing reasonable assurance that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Quarterly Report on Form 10-QSB, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure Controls are also designed with the objective of providing reasonable assurance that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal controls are procedures that are designed with the objective of providing reasonable assurance that our transactions are properly authorized, our assets are safeguarded against unauthorized or improper use, and our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

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

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

VIPER NETWORKS, INC. vs GREENLAND CORP.

                On June 11, 2004 the Company filed an action in Superior Court seeking, among other things, rescission of an April 25, 2003 agreement with Greenland Corp.  The Company considers the contract it entered into with Greenland (wherein Greenland was to receive 2,500,000 common shares of the Company) to have been obtained by fraud.  Greenland made numerous false statements and material omissions regarding its financial condition, and failed to disclose investigations and litigation pending or threatened which would impair its value.  Indeed, subsequent to entering into this transaction, the Company discovered that Greenland had undisclosed tax liabilities nearing $2,000,000.  The Internal Revenue Service had imposed tax liens against the property owned by Greenland.  The Company also recently learned that at the time of the contract, Greenland Corp.’s majority shareholder and controlling Board of Directors transferred (“up-streamed”) roughly $1,300,000 from Greenland Corp.

                It is unfortunate that this transaction resulted in litigation, but it is imperative that the Board of Directors of Viper Networks fulfill its fiduciary responsibility and protect its’ shareholders best interests.  As such, we intend to take any and all action necessary to protect the rights of our shareholders.   In order to minimize legal fees, as of the date of this filing, this case is in Arbitration.  Unfortunately, Greenland has been seeking other forums to force the sale of the Viper stock it holds outside of arbitration (which, to date, the Company has thwarted).  The Company feels confident that all matters will be resolved in the Company’s favor, and the 2,500,000 common shares will be returned to treasury.

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

                As consideration for the land, the Company issued 3,000,000 shares of our Series B Preferred Stock. On June 30, 2001, all of the Series B Preferred Stock was converted into 400,000 shares of our Common Stock.  As of June 30, 2005, the Company had still not received documented title to the land.  Since consideration for the agreement (documented title) has never been received, the Company is in the process of attempting to rescind the original transaction, cancel the 400,000 common shares and return the shares to treasury.

                The Company's officers and directors are aware of no other threatened or pending litigation, which would have a material, adverse effect on us. From time to time we are a defendant (actual or threatened) in certain lawsuits encountered in the ordinary course of its business, the resolution of which, in our opinion, is not likely to have a material adverse effect on our financial position, results of operations, or cash flows.

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

                In February 2005, the Company entered into five stock subscription agreements for an aggregate of 33,333,335 shares of the Company’s Common Stock in exchange for $5,000,000 in US Treasury Bonds, with both the Company’s shares and the $5,000,000 being placed into escrow.  On August 8, 2005, by mutual agreement, the five subscription agreements and all associated agreements (as described below) were rescinded; the escrow was closed with the 33,333,335 shares of the Company’s Common Stock and the $5,000,000 in US Treasury Bonds returned to the Company and the five subscribers, respectively.  Concurrent with the execution of the agreements, the Company purchased from Cogent Capital for $1 a call option to repurchase at the end of two years 80% of the shares of Common Stock sold at the then current market price.  Also concurrent with the agreements, the Company entered into an equity swap arrangement with Cogent Capital for $50,000 and 3,333,333 shares of the Company’s Common Stock that entitles the Company to receive and obligate the Company to pay the price return of 75% of the shares issued in two years, or sooner if the shares are registered for sale under the Securities Act of 1933.  The equity swap also provides for the exchange of certain cash flows, as defined in the agreement. All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933 and the shares were offered and sold by the Company’s management without the use of an underwriter or NASD registered broker-dealer and no commissions were incurred by the Company in connection with the transaction. Each purchaser was sophisticated and experienced in financial, business, and investment matters and otherwise able to evaluate the merits and risks associated with the purchase of the Company’s securities.

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

                In May 2005, the Company issued 1,400,000 shares of the Company’s Common Stock to two purchases in a cashless exercise of previously issued Common Stock Purchase Warrants (“Warrants”) in a prior private placement.  The Warrants were exercised at a price of $0.195 each.  All of the shares were offered and sold by the

Company’s management without the use of an underwriter or NASD registered broker-dealer and no commissions were incurred by the Company in connection with this transaction.  All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933. Each purchaser was sophisticated and experienced in financial, business, and investment matters and otherwise able to evaluate the merits and risks associated with the purchase of the Company’s securities.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

                Not Applicable.

ITEM 5. OTHER INFORMATION

CHANGE IN OFFICERS AND DIRECTORS

                On August 26, 2005, the Board of Directors pursuant to the power conferred it by the Corporation’s Bylaws determined that the exact number of authorized directors of the Corporation should be three (3), effective immediately, until such time as the number is changed in accordance with the Corporation’s Bylaws.

                The Corporation also announced that Farid Shouekani is elected to serve as a director of the Corporation, his term of office to commence immediately and continue until his successor is duly elected and qualified; and, as previously announced, is appointed to serve as President and Chief Executive Officer of the Corporation, in accordance with the terms and conditions contained in the Employment Agreement, dated August 26, 2005.

                The Board of Directors also accepted the resignation of Ron Weaver, as President and CEO, and the resignations of John Castiglione and Jason Sunstein, leaving the Board of Directors with the following members: Farid Shouekani, Ronald Weaver and Paul Atkiss.

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

ITEM 6. EXHIBITS AND REPORTS ON FORMS 8-K

(a). The following Exhibits are attached:

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

* Filed herewith.

  (b). The Company filed the following Reports on Form 8-K during the six months ended June 30, 2005:

                Form 8K on January 27, 2005, February 4, 2005, February 17, 2005, March 14, 2005, March 16, 2005, August 22, 2005, and September 2, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIPER NETWORKS, INC.

Date: December 28, 2005	By:	/s/ FARID SHOUEKANI

FARID SHOUEKANI, CHIEF EXECUTIVE OFFICER

Date: December 28, 2005	By:	/s/ PAUL E. ATKISS

PAUL E. ATKISS, CHIEF FINANCIAL OFFICER (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)