Form 10QSB
period 2005-09-30
VIPER NETWORKS INC
filed 2006-03-16
CIK 1133192

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark one)

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

                The aggregate market value of the voting stock held by non-affiliates (114,760,614 shares of Common Stock) was $10,902,258 as of September 30, 2005.  The stock price for computation purposes was $0.095. This value is not intended to be a representation as to the value or worth of the Registrant's shares of Common Stock.  The number of shares of non-affiliates of the Registrant has been calculated by subtracting shares held by persons affiliated with the Registrant from outstanding shares.  The number of shares outstanding of the Registrant's Common Stock as of September 30, 2005 was 124,261,911.

VIPER NETWORKS, INC.
FORM 10-QSB QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

           The unaudited balance sheet of the Company as of September 30, 2005, and the related balance sheet of the Company as of December 31, 2004, which is derived from the Company's audited financial statements, the un-audited statement of operations and cash flows for the nine months ended September 30, 2005 and September 30, 2004 and the statement of stockholders equity for the period of December 31, 2003 to September 30, 2005 are included in this document.

Operating results for the quarter and nine months ended September 30, 2005 are not necessarily indicative of the results that can be expected for the year ending December 31, 2005.

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
Registered with the Public Company Accounting Oversight Board

To the Board of Directors of
Viper Networks Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have reviewed the accompanying consolidated balance sheets of Viper Networks, Inc. and Subsidiaries as of September 30, 2005, and the related statements of operations, changes in stockholders’ equity, and cash flows for the nine months and three months ended September 30, 2005 and 2004, in accordance with Statements on Standards for Accounting Review Services issued by the American Institute of Certified Public Accountants.  All information included in these financial statements is the representation of the management of Viper Networks, Inc. and Subsidiaries.

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

/s/ Armando C. Ibarra
Armando C. Ibarra, CPA-APC
March 15, 2006
Chula Vista, California

VIPER NETWORKS, INC. AND SUBSIDIARIES
Consolidated Balance Sheet (Unaudited)

	September 30 2005 (Unaudited)	December 31, 2004

ASSETS
Current Assets:
Cash	$8,631	$46,956
Short-term investments	4,000	5,000
Accounts receivable, net of allowance for doubtful accounts and sales returns (Note 4)	137,611	121,948
Inventories	89,234	72,020
Other current assets (Note 4)	281,913	59,324

Total current assets	521,389	305,248

Property and equipment, net (Note 4)	240,054	497,226
Investments in unconsolidated business	-	-
Goodwill and other intangible assets (Note 5)	149,541	524,641

Total assets	$910,984	$1,327,115

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$592,567	$375,564
Accrued liabilities (Note 4)	123,403	61,915
Loans from related party (Note 7)	867,470	607,094
Taxes payable	3,425	2,623
Deferred revenues	177,554	82,103
Short term debt	230,331	97,647
Stock subscription deposits (Note 8)	81,380	81,380

Total current liabilities	2,076,128	1,308,326

Commitments and Contingencies (Note 10)

Stockholders equity:
Preferred stock: Class A, authorized 100,000 shares at $1.00 par value, -0- shares issued and outstanding (Note 11)	-	-
Preferred stock: Class B, authorized 10,000,000 shares at $1.00 par value, -0- shares issued and outstanding (Note 11)	-	-
Common stock: 250,000,000 shares authorized at $0.001 par value, 124,261,911 and 121,222,899 shares issued and outstanding	124,262	121,223
Additional paid-in capital	11,692,826	11,425,685
Stock subscription receivable (Note 6)	(125,000)	(125,000)
Unearned stock-based compensation	(139,196)	(253,318)
Treasury Stock	(223,028)	-
Accumulated deficit	(12,415,882)	(11,071,676)
Accumulated comprehensive loss	(79,125)	(78,125)

Total stockholders’ equity	(1,165,144)	18,789

Total liabilities and stockholders’ equity	$910,984	$1,327,115

The referenced notes are an integral part of these consolidated financial statements.

VIPER NETWORKS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,

	2005	2004

Net revenues	$932,467	$1,154,010
Cost of revenues	898,397	1,035,231

Gross margin	34,071	118,779

Operating expenses:
General and administrative	246,511	909,782
Bad debt (recovery) expenses	289	20,572
Equity loss from unconsolidated subsidiaries	-	122,495
(Recovery) impairment of purchased intangibles	-	-

	246,800	1,052,849

Loss from operations	(212,729)	(934,070)

Other income (expenses):
Realized gain (loss) on marketable securities	265,440	-
Interest expense	(43,780)	(10,129)
Other income	8	108

Total other income (expenses)	221,668	(10,021)

Net loss	$8,939	$(944,091)

Basic loss per share	$0.00	$(0.01)

Weighted average number of shares outstanding	130,479,292	106,544,173

The referenced notes are an integral part of these consolidated financial statements.

VIPER NETWORKS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)

	Nine Months Ended September 30,

	2005	2004

Net revenues	$2,737,759	$3,323,726
Cost of revenues	2,542,201	2,943,840

Gross margin	195,557	379,886

Operating expenses:
General and administrative	1,965,642	2,838,774
Bad debt (recovery) expense	(18,063)	26,785
Equity loss from unconsolidated subsidiaries	14,213	123,495
(Recovery) impairment of purchased intangibles	(254,833)	4,488,238

	1,706,959	7,477,292

Loss from operations	(1,511,402)	(7,097,406)

Other income (expenses):
Realized gain (loss) on marketable securities	265,440	(14,787)
Interest expense	(98,256)	(52,855)
Other income	12	1,824

Total other income (expenses)	167,196	(65,818)

Net loss	$(1,344,206)	$(7,163,224)

Basic loss per share	$(0.01)	$(0.07)

Weighted average number of shares outstanding	127,798,849	96,784,299

The referenced notes are an integral part of these consolidated financial statements.

VIPER NETWORKS, INC. AND SUBSIDIARIES Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock		Additional Paid-In Capital	Stock Subscriptions	Unearned stock-based	Treasury	Accumulated	Other Comprehensive	Total Stockholders’

	Shares	Amount	(Deficit)	Receivable	Compensation	Stock	Deficit	Loss	Deficit

Balance, December 31, 2003	78,796,146	$78,796	$3,901,379	$(125,000)	$(324,548)	$-	$(3,160,751)	$(48,018)	$321,858
Issuance of common stock for cash	14,244,836	14,245	2,127,218	-	-	-	-	-	2,141,463
Issuance of common stock for services received	12,113,382	12,114	908,047	-	-	-	-	-	920,161
Issuance of common stock loan interest	-	-	-	-	-	-	-	-	-
Issuance of common stock for acquisition	4,500,000	4,500	4,090,000	-	-	-	-	-	4,094,500
Conversion of notes payable and interest	646,322	646	201,327	-	-	-	-	-	201,973
Issuance of common stock for stock dividend	10,632,213	10,632	(10,632)	-	-	-	-	-	-
Employee Compensation Fund	290,000	290	213,645	-	-	-	-	-	213,935
Stock-based compensation	-	-	(5,299)		71,230	-	-	-	65,931
Comprehensive loss	-	-	-	-	-	-	-	(30,107)	(30,107)
Net Loss for the year ended
December 31, 2004	-	-	-	-	-	-	(7,910,925)	-	(7,910,925)

Balance, December 31, 2004	121,222,899	121,223	11,425,685	(125,000)	(253,318)	-	(11,071,676)	(78,125)	18,789
Issuance of common stock for cash	16,368,250	16,368	841,553	-	-	-	-	-	857,921
Issuance of common stock for services received	(12,062,117)	(12,062)	59,107	-	-	-	-	-	47,045
Cancellation of common stock upon rescission of
notes payable	(554,283)	(554)	(150,614)	-	-	-	-	-	(151,168)
Cancellation of common stock for settlement
and termination of acquisition	(1,375,000)	(1,375)	(636,125)	-	-	-	-	-	(637,500)
Issuance of common stock for cashless
exercise of warrants	662,162	662	222,366	-	-	(223,028)	-	-	-
Stock-based compensation	-	-	(69,147)	-	114,122	-	-	-	44,975
Comprehensive loss	-	-	-	-	-	-	-	(1,000)	(1,000)
Net Loss for nine months ended
September 30, 2005	-	-	-	-	-	-	(1,344,205)	-	(1,344,205)

Balance, September 30, 2005	124,261,911	$124,262	$11,692,825	$(125,000)	$(139,196)	$(223,028)	$(12,415,881)	$(79,125)	$(1,165,143)

The referenced notes are an integral part of these consolidated financial statements.

VIPER NETWORKS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,

	2005	2004

Cash flows from operating activities:
Net loss	$(1,344,204)	$(7,165,224)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	231,601	211,951
Allowance for doubtful accounts and sales returns	(60,333)	7,000
Allowance for inventory obsolescence	20,750	-
Allowance for warranty returns	20,000	-
Amortization of stock-based compensation	44,975	68,106
Amortization of stock-based interest	-	19,944
Loss on sale of property and equipment	24,360	-
(Recovery) impairment of purchased intangibles	(254,834)	4,488,248
Equity loss from unconsolidated subsidiaries	14,213	123,485
Stock based compensation	391,432	779,644
Interest accrual	76,488	(5,544)
(Gain) loss on sale of marketable securities	(265,440)	14,787
Changes in assets and liabilities:
Accounts receivable	36,731	15,961
Inventories	(37,965)	(85,000)
Prepaid expenses	(616,418)	(19,918)
Other current assets	7,801	(31,916)
Accounts payable	222,801	148,423
Accrued liabilities	267,038	56,170
Taxes payable	802	(1,110)
Deferred revenues	95,451	17,000

Net cash used in operating activities	(1,124,750)	(1,357,993)

Cash flows from investing activities:
Acquisition, net of cash acquired	-	(707,091)
Purchases of property and equipment	(16,609)	(167,595)
Proceeds from sale of property and equipment	15,450	-
Sales of marketable securities	265,440	5,056

Net cash used in investing activities	264,281	(869,630)

The referenced notes are an integral part of these consolidated financial statements.

VIPER NETWORKS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued) (Unaudited)

	Nine Months Ended September 30,

	2005	2004

Cash flows from financing activities:
Proceeds from issuance of common stock	857,921	2,146,320
Net borrowing (repayments) under revolving credit lines	-	(107,661)
Repayment of debt from acquisition	-	(269,500)
Repayments of short term debt	-	(15,000)
Proceeds from shareholder loans	229,237	450,220
Repayments of shareholder loans	(227,513)	(60,967)
Proceeds from convertible loans	-	150,000
Repayments of convertible loans	(35,110)	(75,000)
Payments on capital lease obligations	(2,389)	(32,506)
Stock subscription deposits	-	(86,565)

Net cash provided by financing activities	822,145	2,099,341

Net increase in cash	(38,325)	(128,282)
Cash at the beginning of the period	46,956	170,340

Cash at the end of the period	$8,632	$42,058

Supplemental schedule of cash flow activities
Cash paid for:
Interest	$11,465	$22,049
Income taxes	$800	$927

Non-cash investing and financial activities:
Common stock (cancelled) issued for business acquisition	$(637,500)	$4,094,500
Common stock issued in payment of services	$47,045	$777,701
Common stock issued in payment of convertible loans	$-	$201,974
Common stock received upon rescission of convertible loan	$(151,168)	$-
Common stock issued for cashless exercise of warrants	$223,028	$-

The referenced notes are an integral part of these consolidated financial statements.

VIPER NETWORKS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (unaudited)

NOTE 1 -	CONDENSED FINANCIAL STATEMENTS

The accompanying September 30, 2005 financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2005 and 2004 and for all periods presented have been made. Certain information and Footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2004 audited financial statements. The results of operations for periods ended September 30, 2005 and 2004 are not necessarily indicative of the operating results for the full years.

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

a. Basis of Presentation.

The Company’s consolidated financial statements are prepared using the accrual method of accounting and include its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated.  Investments in businesses which the Company does not control, but has the ability to exercise significant influence over operating and financial policies, are accounted for using the equity method and are included in Investments in Unconsolidated Businesses on the consolidated balance sheet.

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

g. Revenue Recognition

The Company recognizes revenues and the related costs for voice, data and other services along with product sales when persuasive evidence of an arrangement exists, delivery and acceptance has occurred or service has been rendered, the price is fixed or determinable, and collection of the resulting receivable is probable and not contingent.  Service revenue from monthly and per minute fee agreements is recognized gross, consistent with Emerging Issues Task Force (EITF) No. 99-19 “Reporting Revenues Gross as a Principal Versus Net as an Agent”, as the Company is the primary obligor in its transaction, has all credit risk, maintains all risk and rewards, and establishes pricing.  Service revenue from fixed-price agreements is allocated between periods using the percentage-of- completion method, which includes revenues recognized as costs are incurred, in accordance with

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

In accordance with the provisions of SFAS 123, all other issuances of stock, stock options or other equity instruments to employees and non-employees as the consideration for goods or services received by the Company are accounted for based on the fair value of the equity instrument issued (unless the fair value of the consideration received can be more reliably measured).  During the nine months ended September 30, 2005 and 2004, the Company recognized $246,926 and $158,718 and $271,882 and $533,892 of expense relating to the grant of common stock to non-employees and employees, respectively, for services which are included in the accompanying consolidated statements of operations.  The value of these shares was determined based upon over the counter closing prices.

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

j. Net Loss Per Share (continued)

stock during the period exceeds the exercise price of the options and/or warrants.  There were options to purchase 10,890,000 shares of common stock and 35,229,680 warrants potentially issuable at September 30, 2005 which were not included in the computation of net loss per share.

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

The Company’s consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred a loss from inception on September 14, 2000 through September 30, 2005, resulting in an accumulated deficit of $12,415,882 at September 30, 2005, that raises doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

It is the intent of management to continue to develop its voice and data services to Web-based customers and expand its Voice-over-Internet Protocol networks for businesses, institutions, and Internet Service Providers (ISP).

Company management will seek additional financing through new stock issuances and lines of credit.

NOTE 5 -	RECOVERY OF IMPAIRMENT OF PURCHASED INTANGIBLE

During May 2004, the Company acquired an aggregate 50% of the membership interests of Brasil Communications, LLC (“Brasil LLC”) through two concurrent transactions with Software Innovations, Inc. (“SII”) and Brasil LLC.  The purchase price of $1,320,000 was paid through the issuance of

VIPER NETWORKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

NOTE 5 -	RECOVERY OF IMPAIRMENT OF PURCHASED INTANGIBLE (continued)

2,000,000 shares of the Company’s Common Stock to SII and a cash payment of $350,000 to Brasil LLC.  The purchase was recorded on the consolidated balance sheet as $127,800 in Investments in unconsolidated businesses, $100,100 of Other intangible assets (for an in-country telecommunication termination licenses for Brazil and El Salvador), and $1,092,100 of Goodwill (recognized as the excess of the aggregate purchase price over the fair value of Brasil LLC’s identifiable net assets).  Based on a discounted cash flow model the goodwill balance was considered to be significantly impaired.  A non-cash impairment loss of $1,092,100 was therefore charged to income during 2004 as an Impairment of Purchased Intangibles.

In May, 2005 SII (the other 50% member of Brasil LLC) and the Company reached an agreement to eliminate the Company’s share of ownership in Brasil LLC.  In exchange for the elimination the Company was compensated by the return of 1,375.000 shares of the Company’s Common Stock previously issued to SII.  The aggregate value of the shares returned was $637,500, after the Company recorded a charge against income equal to the sum of Accounts receivable owed by Brasil LLC ($7,567) and Other intangible assets ($100,100) the remaining recovery ($529,833) was recognized as a Recovery of purchased intangibles.

NOTE 6 -	SIGNIFICANT EVENTS

On February 4, 2005, the Company entered into five stock subscription agreements (the “Subscribers”) for an aggregate of 33,333,335 shares of the Company’s Common Stock in exchange for $5,000,000 in US Treasury Bonds, with both the Company’s shares and the $5,000,000 being placed into escrow.    On August 8, 2005, by mutual agreement, the five stock subscription agreements and all associated agreements (as described below) were rescinded; the escrow was closed with the 33,333,335 shares of the Company’s Common Stock and the $5,000,000 in US Treasury Bonds returned to the Company and the five subscribers, respectively.  Concurrent with the execution of the agreements, the Company purchased from Cogent Capital for $1 a call option to repurchase at the end of two years 80% of the shares of Common Stock sold at the then current market price.  Also concurrent with the agreements, the Company entered into an equity swap arrangement with Cogent Capital for $50,000 and 3,333,333 shares of the Company’s Common Stock that entitles the Company to receive and obligates the Company to pay the price return of 75% of the shares issued in two years, or sooner if the shares are registered for sale under the Securities Act of 1933.  The equity swap also provides for the exchange of certain cash flows, as defined in the agreement.

On August 16, 2005, Farid Shouekani was appointed the Chief Executive Officer and President of the Company and on August 26, 2005, he was elected to the board of directors.  Also on August 26, 2005, the board of directors was reduced from four members to three with the resignation of John Castiglione and Jason Sunstein.

On August 26, 2005, to reduce the Company’s total issued and outstanding number of common shares, the Company’s officers agreed to return all executive bonuses previously paid in the form of common stock in exchange for an equal amount of common stock purchase warrants at a price of $.25 and a Promissory Note for all unpaid loans, salaries and expenses.  The following bonuses have been cancelled and the common shares returned to treasury, four year warrants have been issued, and promissory notes due December 31, 2006 have been issued.

VIPER NETWORKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

NOTE 6 -	SIGNIFICANT EVENTS (continued)

Officer	Bonus Shares Returned	$0.25 Warrants	Promissory Notes

Ronald Weaver	4,400,000 common shares	4,400,000	$53,119.97
Jason Sunstein	4,400,000 common shares	4,400,000	$208,445.54
John Castiglione	4,400,000 common shares	4,400,000	$211,894.68
Farid Shouekani	2,200,000 common shares	2,200,000	$330,000.00
James Balestraci	1,100,000 common shares	1,100,000	$35,590.07

A total of 16,500,000 shares of the Company’s Common Stock were cancelled.  All of these shares were originally valued at $0.0364 per share (adjusted for the September 2004 10% stock dividend).  A credit against income of $600,000 was recorded in the consolidated statement of operations in the third quarter as general and administrative expense.  The shares were originally issued during 2004 ($360,000) and 2003 ($240,000).

On November 15, 2005, John Castiglione and Jason Sunstein elected to convert $176,000 of each of their promissory notes into 4,400,000 shares of the Company’s Common Stock in accordance with the terms of the notes and exchanged an additional $3,700 of the notes upon their exercise of vested options for the purchase of 100,000 shares of the Company’s Common Stock.

During March 2006, Ronald Weaver and Farid Shouekani each elected to convert their promissory notes into shares of the Company’s Common Stock in accordance with the terms of the notes.

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

RESULTS OF OPERATIONS

Comparison of Nine Month period Ended September 30, 2005 and September 30, 2004

                During the nine months ended September 30, 2005, the Company recorded $2,737,759 in Net revenues. This was a $585,967 decrease (-18%) compared to the nine months ended September 30, 2004 when we recorded $3,323,726 in Net revenue.  The decrease in Net revenues consisted of a $382,373 (297%) increase in sales of VoIP products and services (“vPhone”) revenue and a $968,340 (30%) decrease in wholesale operations (“Wholesale”).  The decrease in revenue from Wholesale resulted from an intentional shift in emphasis away from this activity, coupled with the curtailment of available business caused by cash flow restrictions.

                During the nine months ended September 30, 2005, the Company’s Cost of revenues was $2,542,201, which resulted in a Gross margin as a percentage of Net revenues of approximately 7.1%. This compares to the nine months ended September 30, 2004 when our Cost of revenues was $2,943,840, which resulted in a Gross margin percentage of Net revenues of approximately 11.4%. vPhone Cost of revenues in the first nine months in 2004 exceeded Net revenues ($166,720 vs. $128,545, respectively); in the same period during 2005 purchasing efficiencies led to a Gross profit for vPhone activities of 0.7% ($3,798).  Conversely, as revenues from Wholesale diminished, efficiencies decreased.  Wholesale’s profitability for the period on a Gross margin basis fell from 13.1% in 2004 ($418,061) to 8.6% in 2005 ($191,759).  These factors result in a 110% improvement in Gross margin for

vPhone activities, and a 54% decrease in Gross margin for Wholesale (and a combined decrease of 49% for the Company).  The Company expects these trends to continue for the remainder of 2005 and through a significant portion of 2006.

                 During the nine months ended September 30, 2005 the Company incurred $1,965,642 in General and administrative expenses. This compares to the nine months ended September 30, 2004 when we incurred $2,838,774 in General and administrative expenses.  vPhone (including corporate overhead) General and administrative expenses in the nine months ended September 30, 2004 totaled $2,126,793 (1,655% compared to revenues of $128,545); during the same period in 2005 these expenses decreased 41% to $1,246,703, or 326% or vPhone revenue.  This decrease was the result of $600,000 in executive bonuses paid in prior years and cancelled in 2005 (See Note 6 to the consolidated financial statements) and cost containment measures enacted by the Company in 2005.  Simultaneously, Wholesale General and administrative expenses grew slightly (1%) from $711,981 in the first nine months of 2004 (22.3% of revenues) to $719,569 in the same period in 2005 (32.3% of revenues).  The Company is aggressively reducing costs wherever appropriate, but does not expect to see significant improvement in General and administrative expenses relative to revenues until late in 2006.  These results led to an overall decrease of 30% in General and administrative expenses for the first nine months of 2005 compared to the same period in 2004.  Overall, General and administrative expenses were primarily made up of wages and salaries, office expenses, fees and costs incurred for legal and accounting services, and other administrative costs.

                During the nine months ended September 30, 2005 the Company had Bad debt recovery of $18,063 compared to the nine months ended September 30, 2004, when we had $26,785 in Bad debt expense.  During the nine months ended September 30, 2005 we recorded an Equity loss from unconsolidated subsidiaries of $14,213 compared to the nine months ended September 30, 2004, when we recorded an Equity loss from unconsolidated subsidiaries of $123,495 (both based on our 50% interest in Brasil LLC).  In addition, during the nine months ended September 30, 2005 we recorded a net benefit of $254,833 for Recovery of purchased intangibles, compared to the nine months ended September 30, 2004, when we recorded a charge against income in the amount of $4,488,238 for Impairment of purchased intangibles recognized based on the application of a discounted cash flow model applied to the Adoria and Brasil LLC acquisitions (both unchanged from the second Quarter).  The Recovery of purchased intangibles (net of impairment expense) recognized during the nine months ended September 30, 2005 resulted from the annual discounted cash flow analysis of purchased intangibles for Mid-Atlantic (deemed to be $244,000 less than book value) and Adoria (deemed to be $31,000 less than book value) offset by a $529,833 recovery of purchased intangible upon settlement and termination in May, 2005 of the Brasil LLC 50% investment resulting in a partial return of the Company’s initial investment in excess of the net associated assets carried by the Company.

                During the nine months ended September 30, 2005, we realized a Loss from operations of $1,511,402 compared to $7,097,406 during the nine months ended September 30, 2004.  The improvement ($5,586,004, or 79% on a year-to-year basis) was due primarily to the decreased impairment of purchased intangibles and, to a lesser extent, the reduction in General and administrative expenses offset in part by reduced Gross margin.

                During the nine months ended September 30, 2005, we recognized a $265,440 gain from the sale of 1,531,500 shares of NextPhase Wireless, Inc. (“NextPhase”) common stock compared to the nine months ended September 30, 2004 when we incurred a loss of $14,787 selling stock market investments.  During the nine months ended September 30, 2005, we incurred Interest expense of $98,256 compared to $52,855 in Interest expense during the nine months ended September 30, 2004.  The increase in Interest expense was due to increased borrowings from related parties.

                 As a result, during the nine months ended September 30, 2005 we had a Net loss of $1,344,206 compared to the nine months ended September 30, 2004, when we had a Net loss of $7,163,224 (an improvement of 81%).  vPhone experienced a Net loss of $786,525 (154% of revenues), an improvement of 88% compared to a Net loss in the comparable period in 2004 of $6,834,539.  Wholesale experienced a Net loss of $557,679 (25% of revenues), an increase of $228,994 (70%) compared to the Net loss for Wholesale in the comparable period in 2004 of ($328,685).

                Net Loss for the nine months ended September 30, 2005 and 2004 adjusted on a proforma basis to remove the impact of a) executive bonuses ($600,000 benefit in 2005 and $360,000 charge in 2004), b) Recovery of purchased intangible ($254,833 benefit in 2005), and c) Impairment of purchased intangible ($4,488,238 charge in 2004) would have been $2,199,039 and $2,314,986, respectively.

                Basic loss per share for the nine months ended September 30, 2005 was $.01 compared to the nine months ended September 30, 2004, when we had a Basic loss per share of $.07.  During the nine months ended September 30, 2005, the Company had 127,798,849 of Weighted average shares outstanding.  By comparison, during the nine months ended September 30, 2004 the Company had 96,784,299 of Weighted average shares outstanding.

IMPACT OF INFLATION

                Because of the nature of its services, the Company does not believe that inflation had a significant impact on its sales or profits.

LIQUIDITY AND CAPITAL RESOURCES

                At September 30, 2005, we had $12,631 in Cash and Short term investments. At the same time, we had $137,611 in net accounts receivable, $89,234 in Inventories, and $281,913 in Other current assets, for a total of $521,389 in Total current assets.  In contrast, as of September 30, 2005, our Total current liabilities were $2,076,128, which consisted primarily of the following material amounts: $592,567 in Accounts payable, $123,403 in Accrued liabilities, $867,470 in related party obligations, $177,554 in Deferred revenues, $230,331 in Short term debt, and $81,380 in Stock subscription deposits.

                During the nine months ended September 30, 2005, our cash needs were met primarily by the sale of common stock, loans from certain of our shareholders, and the sale of stock holdings in NextPhase owned by the Company (see discussion below).  We cannot be assured that we can continue to obtain funds from these or any other sources to meet our need for additional capital resources.

                Net working capital as of September 30, 2005 was ($1,554,739), a decrease of $861,627 (124%) from the same period in 2004.  Overall, the company’s access to capital is very limited.  The Company continually evaluates its cash needs and anticipates seeking additional equity or debt financing in order to achieve its overall business objectives.  However, no commitment for additional financing has been obtained and there can be no assurance that such financing will be available, or, if available, at a price or in a form that is acceptable to the Company.  We may be limited to loans and other cash infusions from officers, directors, existing stockholders, and persons affiliated or associated with one or more of them.  In addition, if any financing should be obtained, existing stockholders will likely incur substantial, immediate, and permanent dilution of their existing investment.  Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have an adverse impact on the Company’s ability to achieve its business objectives.

                NextPhase is trading on the OTC BB under the symbol NXPW.  Incorporated in September, 2000 by the same founders as those who incorporated Viper-CA, NextPhase remained operationally dormant until May, 2004 when the Company, having decided to concentrate on it’s core VoIP business, transferred it’s non-VoIP-related technologies (with a book basis of zero) to NextPhase in exchange for 4,000,000 shares of NextPhase common stock.  NextPhase later acquired a public shell and implemented a business model as a wireless IP provider.  NextPhase was and continues to be a separate legal entity not related to the Company other than through the Company’s minority equity ownership.  None of the management of the Company have any operational positions within NextPhase or are members of its Board of Directors.

                The 4,000,000 shares of NextPhase common stock (“Pledged Stock”) were pledged as collateral on behalf of NextPhase for a $350,000 promissory note (“Note”) issued in connection with the acquisition of the public shell.

In early May 2005, the Note was paid in full and the Pledged Stock was released to the Company.  During August the Company request an exemption (as noted below) to commence selling shares of the NextPhase “restricted” common stock to raise capital for the Company.

                During the period ending September 30, 2005, the Company sold 110,000 shares of NextPhase in the public market and 1,421,500 shares in private transactions.  Aggregate proceeds from these sales equaled $265,440.  On September 30, 2005 the Company holds 2,468,500 shares of NextPhase common stock

                The term “restricted” refers to common stock represented by certificate(s) that have not been registered under the Securities Act of 1933, as amended (the “Act”), or under certain state securities laws.  No public sale or transfer of these shares may be made in the absence of (a) an effective registration statement under the Act or (b) an opinion of counsel acceptable to the issuing company that registration under the Act or under applicable state securities laws is not required (an exemption) in connection with such proposed sale or transfer.  An exemption is typically limited to i) stock owned for a minimum of twelve months and ii) a maximum number of shares to be offered for sale, during any rolling three month period, limited to 1% of the issuing company’s total number of shares issued and outstanding.

                As of September 30, 2005, the Company expects that it will need at least $1,000,000 to cover its anticipated operating expenses for the twelve month period thereafter.

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

                In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections: a Replacement of Accounting Principles Board Opinion No. 20 and FASB Statement No. 3" ("SFAS No. 154"). SFAS No. 154 requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so or another methodology is required by the standard. Retrospective application refers to the application of a different accounting principle to previously issued financial statements as if that principle had always been used. SFAS No.

154's retrospective application requirement replaces APB No. 20's ("Accounting Changes") requirement to recognize most voluntary changes in accounting principle by including in net income (loss) of the period of the change the cumulative effect of changing to the new accounting principle. This statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. SFAS No. 154 also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The requirements are effective for accounting changes made in fiscal years beginning after December 15, 2005 and will only impact the consolidated financial statements in periods in which a change in accounting principle is made.  The Company does not expect that the adoption of SFAS No. 154 in the first quarter of fiscal 2006 will have a material impact on its results of operations and financial condition.

                In November 2005, the FASB issued FASB Staff Position (“FSP”) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairments. The Company expects to adopt FSP 115-1 effective for the quarter beginning January 1, 2006, and the adoption is not expected to have a material impact on our results of operations or financial condition.

ITEM 3.  FACTORS THAT MAY AFFECT FUTURE RESULTS

                The Company’s business organization, the Company’s reliance upon certain technology and third parties, competitive trends in the marketplace, and other factors all involve elements of substantial risk. In many instances, these risks arise from factors over which the Company will have little or no control.  Some adverse events may be more likely than others and the consequence of some adverse events may be greater than others.  No attempt has been made to rank risks in the order of their likelihood or potential impact.  In addition to those general risks enumerated elsewhere, any purchaser of the Company’s Common Stock should also consider the following factors.

1. Continued Operating Losses.

The Company incurred $1,344,206 in losses during the nine months ending September 30, 2005 and cumulative losses of $12,415,882 since the Company’s inception through September 30, 2005. The Company may well incur significant additional losses in the future as well and there can be no assurance that the Company will be successful or that it will be profitable in the future.

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

3. Auditor’s Opinion; Going Concern.
The Company’s independent auditors, Armando C. Ibarra, CPA, P.C., have expressed doubt about the Company’s ability to continue as a going concern; there exists only a limited history of operations.

4. Subordinate to Existing and Future Debt & Authorized But Unissued Preferred Stock.
All of the Common Stock is subordinate to the claims of the Company’s existing and future creditors and the holders of the Company’s existing preferred stock and any that may be issued in the future.

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

6. Recent Acquisitions & Limited History of Operations.

During the nine months ending September 30, 2005, we generated $2,737,759 in net sales revenues. We will need to further increase our revenues and successfully develop and implement our business strategy in an ever-changing and challenging marketplace if we are to succeed. In the event that we are not able to successfully develop and implement our business strategy, we may be subject to continuing significant risks and resulting financial volatility.  Our limited history and the continuing technological and competitive challenges that we face are beyond our ability to control.  For these and other reasons we may incur continuing and protracted losses with the result that an investor may lose all or substantially all of its investment.

7. Losses Due to Customer Fraud.

Customers have obtained access to the Company’s service without prepaying for the service (minutes) by submitting fraudulent credit card information.  Losses from unauthorized credit card transactions and theft of service totaled $20,706 during the nine months ending September 30, 2005.  We have implemented new anti-fraud procedures in order to control losses relating to unauthorized credit card use, but these procedures may not be adequate to effectively limit our exposure in the future to customer fraud.  If our procedures are not effective, consumer fraud and theft of service could be significant and have a material adverse effect on our business and operating results.

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

10. Limited Customer Base.

While we seek to implement our plans, we have a limited customer base of approximately 20,000 accounts using our suite of VoIP products (as of September 30, 2005) and there can be no assurance that we will grow and develop a sufficient customer base that generates sufficient sustainable revenues that provide stable profit margins.  The absence of growth at pricing levels that can provide for sustainable revenues and profit margins may greatly inhibit our ability to attract additional capital and otherwise lead to volatile results from operations with consequent adverse and material impact on our financial condition.

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

16. Control.

Our officers and directors directly and indirectly hold an aggregate of 9,501,297 shares of the Company’s common stock (before including any shares issuable upon exercise of any options and warrants).  Former officers with outstanding funds loaned to the Company directly and indirectly hold an aggregate of 13,961,626 shares of the Company’s common stock (before including any shares issuable upon exercise of any options and warrants).   Combined this represents approximately 18.9% of the Company’s total outstanding shares as of September 30, 2005 and thereby allows the Company’s officers and directors and former officers to retain significant influence over the Company.

17. Prior Filing of Form 10-SB.

In June of 2001 we prepared and filed a registration statement on Form 10-SB with the U.S. Securities and Exchange Commission (the "SEC").  Subsequently, our then legal counsel delivered a letter (dated November 15, 2001) to the SEC, which, by its terms, stated that the SEC had agreed to allow us to withdraw the registration statement. At the time the Company’s management believed, in reliance upon assurances from the Company’s then legal counsel, that the Company had been allowed to withdraw the registration statement, notwithstanding that the Securities Exchange Act of 1934 (the "Exchange Act") provides that any withdrawal of a Form 10-SB registration statement (at any time after 60 days from the date at which it is originally filed) requires that the registrant: (a) file

17. Prior Filing of Form 10-SB. (continued)

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

18. Dependence Upon Key Personnel and New Employees.

We believe that our success will depend, to a significant extent, on the efforts and abilities of Paul E. Atkiss, James R. Balestraci, and Farid Shouekani; the loss of the services of any of them could have a material and continuing adverse effect on the Company.  Our success also depends upon our ability to attract and retain qualified employees.  Hiring to meet our anticipated operations will require that we assimilate significant numbers of new employees during a relatively short period of time.

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

23. Matter of Public Market and Rule 144 Stock Sales.

As of December 31, 2004, there were 86,351,874 shares of the Company’s Common Stock that were “restricted securities” and which may be sold pursuant to Rule 144.  Since September 16, 2002, we have had a limited public trading market for our Common Stock in the “Pink Sheets” market. Since that date trading volumes have been volatile with sporadic liquidity levels.  Further, our Common Stock is (as of the date of the filing of this Report) a

23. Matter of Public Market and Rule 144 Stock Sales. (continued)

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

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

VIPER NETWORKS, INC. vs GREENLAND CORPORATION

                On June 11, 2004 the Company filed an action in The Superior Court of the county of San Diego, California seeking, among other things, rescission of an April 25, 2003 Agreement with Greenland Corporation (“Greenland”).  The Company considers the contract it entered into with Greenland (wherein Greenland was to receive 2,500,000 shares of the Company’s Common Stock) to have been obtained by fraud.  Greenland has filed counter-claims in both California and Utah, seeking, among other things, full and free ownership to the disputed shares of the Company.

                As requested by Viper, The Superior Court stayed the California cases and referred the California and Utah causes of action to binding arbitration (as stipulated in the April 25, 2003 Agreement).  Although the final decision of the Arbitrator remains pending, the company believes the interim award issued by the Arbitrator on February 10, 2006 to be very favorable to the Company.  If the interim award were to stand, the Company believes the ruling would, in essence, restore the parties to the conditions that existed prior to the consummation of the Agreement; which is what the Company has been seeking.  The Company is currently evaluating the interim award and formulating it’s response to it, including, but not limited to, additional claims (such as compensation for attorney’s fees), if any.

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

                As consideration for the land, the Company issued 3,000,000 shares of our Series B Preferred Stock. On June 30, 2001, all of the Series B Preferred Stock was converted into 400,000 shares of our Common Stock.  As of September 30, 2005, the Company had still not received documented title to the land.  Since consideration for the agreement (documented title) has never been received, the Company has attempted to rescind the original transaction.  The original seller is in Chapter 11 bankruptcy; the Trustee’s claims the Viper stock to be an asset of the bankruptcy and asserts that Viper’s claim (rescission of the agreement for nonperformance) is that of a general creditor.  To limit continued legal cost Viper entered into a settlement agreement with the Trustee whereby the Company will allow the Trustee to sell the Viper stock to a Jason Sunstein for $50,000 in exchange for a release of all claims asserted against the Company.  On March 7, 2006, the bankruptcy court approved the settlement agreement.

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

                In March 2005, the Company issued a total of 300,000 shares of the Company’s Common Stock to Paul Atkiss, an officer and director of the Company, in payment for services.  The shares were valued at an aggregate of $0.2442 per share.  All of the shares were offered and sold by the Company’s management without the use of an underwriter or NASD registered broker-dealer and no commissions were incurred by the Company in connection with this transaction.  All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933. Each purchaser was sophisticated and experienced in financial, business, and investment matters and otherwise able to evaluate the merits and risks associated with the purchase of the Company’s securities.

                In March 2005, the Company issued 55,173 shares of the Company’s Common Stock to IBC Radio in payment for six month of advertising services. The shares were valued at $0.26 per share.  All of the shares were offered and sold by the Company’s management without the use of an underwriter or NASD registered broker-dealer and no commissions were incurred by the Company in connection with this transaction.  All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933. Each purchaser was sophisticated and experienced in financial, business, and investment matters and otherwise able to evaluate the merits and risks associated with the purchase of the Company’s securities.

                In March 2005, the Company issued 1,250,000 shares of the Company’s Common Stock to Rhino Capital in payment for twelve months of business consulting services to assist the Company develop debt and equity capital formation plans and identify possible funding sources.  The shares were valued at $0.21 per share.  All of the shares were offered and sold by the Company’s management without the use of an underwriter or NASD registered broker-dealer and no commissions were incurred by the Company in connection with this transaction.  All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933. Each purchaser was sophisticated and experienced in financial, business, and investment matters and otherwise able to evaluate the merits and risks associated with the purchase of the Company’s securities.

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

                In May 2005, the Company issued a total of 25,000 shares of the Company’s Common Stock to Uzi Yair, an Advisory Board member of the Company, in payment for services. The shares were valued at $0.18 per share.  All of the shares were offered and sold by the Company’s management without the use of an underwriter or NASD registered broker-dealer and no commissions were incurred by the Company in connection with this transaction.  All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933. Each purchaser was sophisticated and experienced in financial, business, and investment matters and otherwise able to evaluate the merits and risks associated with the purchase of the Company’s securities.

                In May 2005, the Company issued a total of an aggregate of 150,000 shares of the Company’s Common Stock to HF Solutions and CEO Solutions, consultants for the Company, in payment for services.  The shares were valued at $0.3483 per share.  All of the shares were offered and sold by the Company’s management without the use of an underwriter or NASD registered broker-dealer and no commissions were incurred by the Company in connection with this transaction.  All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933. Each purchaser was sophisticated and experienced in financial, business, and investment matters and otherwise able to evaluate the merits and risks associated with the purchase of the Company’s securities.

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

                In July 2005, the Company issued 1,021,500 shares of the Company’s Common Stock to five purchasers in exchange for the Company’s receipt of an aggregate of $57,621 in cash.  All of the shares were offered and sold by the Company’s management without the use of an underwriter or NASD registered broker-dealer and no commissions were incurred by the Company in connection with this transaction.  All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933.  Each purchaser was sophisticated and experienced in financial, business, and investment matters and otherwise able to evaluate the merits and risks associated with the purchase of the Company’s securities.

                 In July 2005, the Company issued an aggregate of 4,938,300 shares of the Company’s Common Stock to several subscribers of a previous private placement aggregating 4,717,000 share for $1,179,250 conducted during 2004, upon the final calculation of the subscribers' purchase price.  No additional proceeds were received.  All of the shares were offered and sold by the Company’s management without the use of an underwriter or NASD registered broker-dealer and no commissions were incurred by the Company in connection with this transaction.  All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933.  Each purchaser was sophisticated and experienced in financial, business, and investment matters and otherwise able to evaluate the merits and risks associated with the purchase of the Company’s securities.

In July 2005, the Company issued shares of the Company’s Common Stock in payment for services received as follow:
(1)	A total of 83,333 shares were issued to two persons in payment for services received by the Company. These shares were valued at an aggregate of $0.1945 per share;
(2)	A total of 126,027 shares were issued to Donald Sinnar, an officer of the Company in payment of services received by the Company. These shares were valued at $0.12 per share;
(3)	A total of 250,000 shares were issued to Paul E. Atkiss, an officer and director of the Company in payment of services received by the Company. These shares were valued at $0.125 per share; and
(4)	A total of 119,837 shares were issued to one person in payment for legal services received by the Company. These shares were valued at an aggregate of $0.2223 per share.

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

                In July 2005, the Company cancelled 1,375,000 shares of the Company’s Common Stock previously issued in June 2004 to an Accredited Investor is connection with the May 2005 agreement to eliminate the Company’s 50% ownership interest in Brasil Communications, LLC.  All of the shares were originally offered and sold by the Company’s management without the use of an underwriter or NASD registered broker-dealer and no commissions were incurred by the Company in connection with this transaction.  All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933.  The investor was sophisticated and experienced in financial, business, and investment matters and otherwise able to evaluate the merits and risks associated with the purchase of the Company’s securities.

                In August 2005, the Company issued 500,000 shares of the Company’s Common Stock to one purchaser in exchange for the Company’s receipt of an aggregate of $25,300 in cash.  All of the shares were offered and sold by the Company’s management without the use of an underwriter or NASD registered broker-dealer and no commissions were incurred by the Company in connection with this transaction.  All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933. The purchaser was sophisticated and experienced in financial, business, and investment matters and otherwise able to evaluate the merits and risks associated with the purchase of the Company’s securities.

                In August 2005, the Company’s officers, as part of management’s Mutual Release and Restructuring Agreement, returned all bonuses previously paid in the form of Common Stock in exchange for an equal amount of common stock purchase warrants at a price of $0.25 and a Promissory Note for all unpaid loans, salaries and expenses.  A total of 16,500,000 shares of the Company’s Common Stock were returned by the following officers:

(1)	4,400,000 shares by John L. Castiglione originally issued: (a) 2,200,00 October 2003, (b) 1,100,000 March 2004, and (c) 1,100,000 September 2004;
(2)	4,400,000 shares by Jason A. Sunstein originally issued: (a) 2,200,00 October 2003, (b) 1,100,000 March 2004, and (c) 1,100,000 September 2004;
(3)	2,200,000 shares by Farid Shouekani originally issued: (a) 1,100,000 March 2004, and (b) 1,100,000 September 2004; and
(4)	1,100,000 shares by James R. Balestraci originally issued 1,100,000 September 2004.

                All of these shares were originally valued at $0.0364 per share (adjusted for the September 2004 10% stock dividend).  All of the shares were offered and sold by the Company’s management without the use of an underwriter or NASD registered broker-dealer and no commissions were incurred by the Company in connection with this transaction.  All of the shares were originally offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933.  Each purchaser was sophisticated and experienced in financial, business, and investment matters and otherwise able to evaluate the merits and risks associated with the purchase of the Company’s securities.

                In September 2005, the Company issued an aggregate of 3,492,063 shares of the Company’s Common Stock to one purchaser in exchange for the Company’s receipt of an aggregate of $300,000 in cash.  All of the shares were offered and sold by the Company’s management without the use of an underwriter or NASD registered broker-dealer and no commissions were incurred by the Company in connection with this transaction.  All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933. The purchaser was sophisticated and experienced in financial, business, and investment matters and otherwise able to evaluate the merits and risks associated with the purchase of the Company’s securities.

                In September 2005, the Company issued 1,500,000 shares of the Company’s Common Stock to Investor Relations International, Inc. in payment for twelve month of investor relation and public relation services.  The shares were valued at $0.10 per share.  All of the shares were offered and sold by the Company’s management without the use of an underwriter or NASD registered broker-dealer and no commissions were incurred by the Company in connection with this transaction.  All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933. Each purchaser was sophisticated and experienced in financial, business, and investment matters and otherwise able to evaluate the merits and risks associated with the purchase of the Company’s securities.

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

* Filed herewith.

(b). The Company filed the following Reports on Form 8-K during the nine months ended September 30, 2005:

                Form 8K on January 27, 2005, February 4, 2005, February 17, 2005, March 14, 2005, March 16, 2005, August 22, 2005, and September 2, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIPER NETWORKS, INC.

Date: March 16, 2005	By:	/s/ FARID SHOUEKANI

FARID SHOUEKANI, CHIEF EXECUTIVE OFFICER

Date: March 16, 2005	By:	/s/ PAUL E. ATKISS

PAUL E. ATKISS, CHIEF FINANCIAL OFFICER (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)