Form 10KSB/A
period 2004-12-31
VIPER NETWORKS INC
filed 2006-05-05
CIK 1133192

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
Amendment No. 2

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

Explanatory Note

                Viper Networks, Inc. (the “Company”) is filing this amendment to its Annual Report on Form 10-KSB for the year ended December 31, 2004 (the “Amendment”) to expand disclosures and restate the Consolidated Financial Statements in response to comments issued by the Securities and Exchange Commission (the “SEC”).  The revised document (items 1 - Description of Business; 2 - Description of Property; 5 – Market for Common Equity and Related Stockholder Matters; 6 - Managements’ Discussion and Analysis of Financial Condition and Results of Operations); 8A – controls and Procedures; and, 9 – Directors, Executives, Officers, Promoters, and Control Persons; and restated financials address comments issued by the SEC as relates to the Company’s Forms 10-KSB Amendment 1 for the year ended December 31, 2004, and 10-QSB Amendment 1 for the quarters ended March 31, 2005 and June 30, 2005.  Any reference to facts and circumstances at a “current” date refer to such facts and circumstances as of such original filing date.

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

PART I

                THIS FORM 10-KSB CONTAINS "FORWARD-LOOKING STATEMENTS".  FORWARD-LOOKING STATEMENTS ARE STATEMENTS CONCERNING PLANS, OBJECTIVES, GOALS, STRATEGIES, EXPECTATIONS, INTENTIONS, PROJECTIONS, DEVELOPMENTS, FUTURE EVENTS, PERFORMANCE OR PRODUCTS, UNDERLYING (EXPRESSED OR IMPLIED) ASUMPTIONS AND OTHER STATEMENTS THAT ARE OTHER THAN HISTORICAL FACTS.  IN SOME CASES FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING WORDS SUCH AS "BELIEVES," "EXPECTS," "MAY," "WILL," "SHOULD," OR "ANTICIPATES," OR THE NEGATIVE OF THESE WORDS OR OTHER VARIATIONS OF THESE WORDS OR COMPARABLE WORDS, OR BY DISCUSSIONS OF PLANS OR STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES.  MANAGEMENT WISHES TO CAUTION THE READER THAT THESE FORWARD-LOOKING STATEMENTS, INCLUDING,  BUT NOT LIMITED TO, STATEMENTS REGARDING THE COMPANY’S MARKETING PLANS, GOALS, COMPETITIVE AND TECHNOLOGY TRENDS AND OTHER MATTERS THAT ARE NOT HISTORICAL FACTS ARE ONLY PREDICTIONS.  NO ASSURANCES CAN BE GIVEN THAT SUCH PREDICTIONS WILL PROVE CORRECT OR THAT THE ANTICIPATED FUTURE RESULTS WILL BE ACHIEVED.  ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY EITHER BECAUSE ONE OR MORE PREDICTIONS PROVE TO BE ERRONEOUS OR AS A RESULT OF OTHER RISKS FACING THE COMPANY. FORWARD-LOOKING STATEMENTS SHOULD BE READ IN LIGHT OF THE CAUTIONARY STATEMENTS AND IMPORTANT FACTORS DESCRIBED IN THIS FORM 10-KSB, INCLUDING, BUT NOT LIMITED TO "THE FACTORS THAT MAY AFFECT FUTURE RESULTS" SHOWN AS ITEM 1A AND IN MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. THE RISKS INCLUDE, BUT ARE NOT LIMITED TO, THE RISKS ASSOCIATED WITH AN EARLY-STAGE COMPANY THAT HAS ONLY A LIMITED HISTORY OF OPERATIONS, THE COMPARATIVELY LIMITED FINANCIAL RESOURCES OF THE COMPANY, THE INTENSE COMPETITION THE COMPANY FACES FROM OTHER ESTABLISHED COMPETITORS, TECHNOLOGICAL CHANGES THAT MAY LIMIT THE ABILITY OF THE COMPANY TO MARKET AND SELL ITS PRODUCTS AND SERVICES OR ADVERSELY IMPACT THE PRICING OF THESE PRODUCTS AND SERVICES, AND MANAGEMENT THAT HAS ONLY LIMITED EXPERIENCE IN DEVELOPING SYSTEMS AND MANAGEMENT PRACTICES.  ANY ONE OR MORE OF THESE OR OTHER RISKS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FUTURE RESULTS INDICATED, EXPRESSED, OR IMPLIED IN SUCH FORWARD-LOOKING STATEMENTS.  WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT TO REFLECT EVENTS, CIRCUMSTANCES, OR NEW INFORMATION AFTER THE DATE OF THIS FORM 10-KSB OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED OR OTHER SUBSEQUENT EVENTS.

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

                In July 2003, the Company acquired Coliance Communications (“Coliance”) in exchange for the Company’s issuance of an aggregate of 17,000,000 shares of the Company’s Common Stock and 450,000 shares of the Company’s Preferred Stock (aggregate purchase price $750,005). All of the Preferred Stock was later converted into notes payable. Coliance was a reseller of USB-enabled VoIP hardware; through this acquisition the Company hoped to acquire knowledge of available VoIP products and suppliers (the vPhone and Internet Phone Adapter were gained through the acquisition), and also management talent relating to the procurement and sale of such products.  As a result of this acquisition, Stephen D. Young and Ronald G. Weaver from Coliance became Directors of the Company as Chairman and President and as Chief Executive Officer, respectively.

                On October 15, 2003, the Company entered into a Securities Merger Agreement (the “Mid-Atlantic Agreement”) with Farid Shouekani in connection with the purchase of all the common stock (the “Mid-Atlantic Shares”) of Mid-Atlantic International, Inc., a Michigan corporation (“Mid-Atlantic”) from Farid Shouekani.  Under the terms of the Mid-Atlantic Agreement, the Company acquired all of Mr. Shouekani’s Mid-Atlantic Shares in exchange for: (1) $50,000 cash within 21 days of Closing; and (2) an aggregate of 7,235,000 shares of the Company’s Common Stock with 4,235,000 of these shares (the “Special Shares”) subject to certain redemption rights (the “Redemption Rights”), at the option of Mr. Shouekani at a redemption price of $0.17 per Special Share as provided by the Mid-Atlantic Agreement (aggregate purchase price $779,700). All of the Redemption Rights expire on January 15, 2003 and are secured by Mid-Atlantic’s assets.  As of December 31, 2004, Mr. Shouekani exercised his Redemption Rights over 1,802,000 Special Shares. The remaining 2,433,000 Special Shares were canceled and returned to treasury.  Mid-Atlantic owned and operated a global VoIP network, with strong routing capabilities in the Middle East and Africa.  In addition, Mid-Atlantic owned the billing servers and associated hardware, plus switching hardware and software, required of a consumer VoIP system provider.  Through this acquisition, the Company hoped to quickly establish the network infrastructure needed for it’s consumer VoIP network, acquire the technical talent needed to manage and improve this capability, and obtain and existing revenue stream.  As a result of this acquisition, Mr. Shouekani became Chief Technical Officer and a Director of the Company.

                On January 30, 2004, the Company entered into a Securities Merger Agreement (the “Adoria Agreement”) with James R. Balestraci, the sole holder of the membership interests of Adoria Communications, LLC, a Delaware limited liability company (“Adoria”).  Under the terms of the Adoria Agreement, the Company acquired all of Mr. Balestraci’s membership interests in Adoria in exchange for: (1) cash payments totaling $500,000 and (2) the Company’s issuance of 2,500,000 shares of the Company’s Common Stock with 500,000 of these shares (the “Performance Shares”) of the Company’s Common Stock subject to the condition that Adoria’s financial results in 2004 must equal or exceed its financial results in 2003 (aggregate purchase price $3,574,500).  In the event that Adoria’s financial results in 2004 do not equal or exceed its 2003 results, the Performance Shares are to be cancelled and returned as treasury stock.  Adoria’s 2004 financial results exceeded its 2003 results and the Performance Shares were earned.  Adoria was a reseller of internet traffic routes and capacity, especially in Europe and Asia.  Through this acquisition the Company hoped to acquire the capability for dynamic network routing through the utilization of internet routes routinely exercised by Adoria, and management expertise regarding least cost routing alternatives of international internet-based telephony traffic.  As a result of this acquisition, Mr. Balestraci joined the Company as Chief of International Wholesale Operations and a Director.

                During May 2004, the Company acquired an aggregate 50% of the membership interests of Brasil Communications, LLC (“Brasil LLC”) in two concurrent transactions with Software Innovations, Inc. (“SII”) and Brasil LLC.  As consideration for the purchase, the Company issued 2,000,000 shares of the Company’s common Stock to SII and $350,000 payable in cash to Brasil LLC (aggregate purchase price for 50% ownership interest $1,320,000).  Brasil LLC owns and operates a VoIP network with licenses and operations in Brazil and El Salvador.  Through this acquisition the Company hoped to gain a foothold for its VoIP business in Brazil and El Salvador (each considered a fertile market).   Management also hopes to expand the Company’s global VoIP network and hardware sales into Latin America through this investment.

                  (As used herein and unless otherwise stated, the term "Company," "we," and "our," refers to the Company, and the subsidiaries Mid-Atlantic, Adoria, and Viper-CA.)

Business of the Company

                We are a provider of Voice over Internet Protocol, or VoIP, communications products and services. Since we began VoIP operations in 2000, we have evolved from a pioneer in selling VIPER CONNECT, a “push to talk” technology developed by ITXC, to a next generation provider of high-quality telecommunication services and technology for internet protocol, or IP telephony applications. We utilize our VoIP technology to transmit digital voice communications over data networks and the internet.  The Company is located on the internet at www.vipernetworks.com.

                 We branded and shipped our first VoIP product, the vPhone, in July of 2003, and acquired our first global VoIP network with gateways and a billing server in Detroit, Michigan in October of 2003, through our acquisition of Mid-Atlantic International, Inc. We believe that while VoIP will eventually surplant the existing (“POTS”) telephone system, the more immediate market need exists where telephone costs are high and call quality is low (i.e., developing countries).  Our strategy has been to establish a network targeting these markets and to concentrate on customer segments characterized by a disproportionate call volume to such markets (e.g., foreign nationals).  However, since customers expect the ability to call anywhere our network also serves all USA destinations and those of most other industrialized countries.

                Our gateways are located as follows: four in Brazil, one in El Salvador, one in Egypt, one in Ghana, one in India, one in Israel, one in Lebanon, one in Saudi Arabia, one in Sri Lanka, one in Syria, one in the United Kingdom, six in Western Europe, two in Eastern Europe.  No individual gateway is deemed to represent a material investment of the Company’s resources.  Developing countries are generally less economically and politically stable than are industrialized countries; business interactions with some (such as Syria or Iran) may be unilaterally restricted by the U.S. government in furtherance of the war on terror or the interests to curb human rights violations.  The Company has developed alternate route strategies should existing network facilities become compromised (and will abandon routes that are in conflict with U.S. national interests.

                In fiscal 2004 substantially all of the Company's revenues were generated from the sale and provisioning of VoIP products, services and technology with approximately 96% of our sales revenues derived from the sale of services and 4% from the sale of products as described in the section entitled, “Products and Services” below.  We do not own or hold any proprietary or intellectual property rights to the technology used in its vPhone products.  The Company holds no applicable patents, trademarks, or licenses, and derives none of its income from franchises, royalty agreements, or the similar.

                Our corporate structure is primarily organized around four wholly-owned operating subsidiaries:

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

Viper-CA, which we acquired in November 2000, along with Coliance (7/03) offers an alternative to traditional telephone companies through its suite of VoIP products. Our VoIP products allow voice telephone calls to be placed at a substantial savings compared to traditional calling methods to any phone number in the world over our global VoIP network (no special hardware or software, other than a standard telephone, is needed at the destination end of a call).  As of December 31, 2004, we had approximately 12,000 active accounts using our suite of VoIP products.

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

                Viper entered the VoIP industry earlier than most current competitors.  Thus, even though some companies have experienced much more explosive growth and have a larger installed base of domestic customers, Viper has a good base of knowledge of the business it competes in.  The Company has used its time in business to: 1) develop a comprehensive call management and billing system that is fully scalable as the customer base grows; 2) acquire knowledge and contacts in the wholesale VoIP transport industry that complements and expands our own network and provides call termination capability to essentially any location on the planet; 3) acquire technical and marketing talent to support the Company’s’ business needs.

                From the beginning the Company targeted international VoIP calls.  This in part dictated the characteristics of the network, hardware and software we adopted.  Although broadband internet connections have become commonplace in the U.S., they still represent only 45 million subscribers in the U.S. and 179 million worldwide – or 17 % of all internet subscribers (http://www.morganstanley.com/institutional/techresearch/pdfs/GSB112005.pdf).  With ‘dial-up’ connections so prevalent in the Company’s target market (international calls), this mandated the Company design and implement its network such that it provides VoIP over low-speed internet connections.  Most competitors – including Vonage and the offerings of AOL, Yahoo, MSN, and the internet cable companies – do not have the capability to offer VoIP over a dialup internet connection.

                We believe our strategy will lead to a profitable business, even as price competition among VoIP providers intensifies.  We plan to develop and offer a ‘flat rate’ service for unlimited domestic calls.  The Company will selectively target customers with a disproportionate amount of international calling, such as certain ethnic groups who frequently ‘call home’.  Since international calls are billed on a per-minute-of-usage basis on top of any ‘flat-rate’ charges (and, since there is less price competition than in the domestic market, per-minute prices on international calls are generally more profitable), we can afford to treat our flat-rate plans as loss leaders toward customers who will prove profitable through their international calling habits.  Competitors who are not effectively positioned in a broad international capability will need to depend on their flat-rate plans as their primary profit generator, since they cannot support the dominant percentage of dial-up customers in other countries.  Being less ‘selling-price’ sensitive than our competitors, we therefore believe we will be effective with our flat-rate plans.

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

Capitalize on the Growth of VoIP Products and Services.

                We believe that if we can implement our Strategy, we will be well positioned to take advantage of the expected growth of the VoIP products and services markets. Technology research firm Jupiter Research predicts that VoIP telephony services will grow to about 400,000 U.S. households by the end of 2004, and to 12.1 million U.S. households by 2009 (http://www.clickz.com/stats/sectors/broadband/article.php/3418651).

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

Our Solution

                The Company is a provider of high quality cost effective Voice over the Internet solutions for consumers (including businesses).  In addition, the Company provides a wholesale VoIP transmission resale capability to other carriers who lack needed capacity to certain destinations, or for whom our network is more cost effective. Our secure, reliable method of communication is growing in demand in the global markets where communication distances are typically great and where costs to communicate are high.  The Company’s low rates, high reliability, and good quality connection are the three factors fueling the growth and success.

                We believe our products and services help improve the cost, availability, and reliability, of voice communications. Our “vPhone” (and our other consumer VoIP products) provides our customers with rich, robust communications.  Our planned global VoIP network consists of gateways in major population centers.  The network automatically locates remote servers at the closest point to the end user of each telephone call and routes the call over internet connection to that point – thereby eliminating the high cost of long distance connectivity.  With our VoIP network we can terminate (or send) our customers' calls to the proper destination using the most efficient route available.

Consumer Products and Services

                The Company offers a full suite of consumer VoIP products and services designed to meet our customers’ diverse global voice communications needs (all products are sourced from third parties, who hold any and all applicable intellectual property rights; none of the Company’s current products is deemed to be available from a single source).  The Company has designed its network such that products from different manufacturers will function correctly provided the manufacturer adheres to applicable industry standards.  In this way, the Company hopes to avoid sole source dependencies.

                Our suite of consumer VoIP Products allows calls to be placed to any phone number in the world over our global VoIP network (no special hardware or software, other than a standard telephone, is needed at the destination end of a call).

vPhone

                The vPhone is a USB powered telephone device connected to a personal computer.  The vPhone:

•	Greatly reduces the cost of telephone calls by routing them over the internet.
•	Connects and installs in minutes with our proprietary, downloadable vPhone Dialer Software and the included USB cable.
•	Provides superior voice quality wherever a stable internet connection is present.
•	Works with Dial-Up or Broadband internet connections.
•	Allows our customers to pay only for the minutes used without monthly fees, contracts or hidden charges.
•	Allows customers to purchase additional minutes conveniently online.

IP Phone Adaptor (IPA)

                The IP Phone Adaptor is a USB powered device that allows a user to connect any standard telephone to a personal computer.  The IP Phone Adaptor:

•	Greatly reduces the cost of telephone calls by routing them over the internet.
•	Connects and installs in minutes with our proprietary, downloadable vPhone Dialer Software and the included USB cable.
•	Connects a standard telephone – or all telephones in a customer’s house or business – to our global VoIP network through their existing internet connection.
•	Is compatible with both traditional wired telephones and with cordless telephones – allowing the user to make calls from anywhere inside a home or office.
•	Works with Dial-Up or Broadband internet connections.
•	Allows our customers to pay only for the minutes used without monthly fees, contracts or hidden charges.
•	Allows customers to purchase additional minutes conveniently online.

Broadband Phone Adaptor (BPA)

                The Broadband Phone Adaptor is a network device that allows a user to connect up to 2 standard telephones (or 1 phone and 1 fax machine) to the internet.  The Broadband Phone Adaptor:

•	Greatly reduces the cost of telephone calls by routing them over the internet.
•	Connects a standard telephone – or all telephones in a customer’s house or business – to our global VoIP network through their existing internet connection.
•	Provides 2-line direct connectivity - making it an ideal device for small office/home office (“SOHO”) applications.
•	Connects and installs in minutes to an existing internet connection (requires a broadband internet connection).
•	Is compatible with both traditional wired telephones and with cordless telephones – allowing the user to make calls from anywhere inside a home or office.
•	Eliminates the need for a computer to make or manage calls (does not require our vPhone Dialer Software). Only an internet connection is required.
•	Allows our customers to pay only for the minutes used without monthly fees, contracts or hidden charges.
•	Allows customers to purchase additional minutes conveniently online.

Wi-Fi vPhone

                The Viper Networks Wi-Fi vPhone is an intelligent IP communications device.  The Wi-Fi vPhone:

•	Greatly reduces the cost of telephone calls by routing them over the internet.
•	Operates almost like a cell phone; provides VoIP call capability throughout the world where ever a standard 802.11b wireless network exists.
•	Can be used in most any 802.11 Wi-Fi “Hot Spot” location in the world (user ID and Password may be required for privately operated networks).
•	Easily configured and installed in minutes (similar to authentication of a laptop computer for use within your wireless network).
•	Completely self-contained; does not require a personal computer or our vPhone Dialer Software.
•	Allows our customers to pay only for the minutes used without monthly fees, contracts or hidden charges.
•	Allows customers to purchase additional minutes conveniently online.

IP PBX

                The Viper Networks IP PBX provides:

•	Greatly reduces the cost of telephone calls by routing them over the internet.
•	Provides multi-functional telephone features and calling services to Business users, blending access to the local telephone network, the public internet, and internal communications.
•	Provides simultaneous voice, text, data and graphics support over standard telephone lines and/or IP connections.
•	Compatible with existing analog or digital telephones (with optional FXS gateway), or with VoIP-enabled telephones.
•	Intra-company connectivity either through local network or through existing telephone wiring.
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

Calling time

                Once a retail customer registers a Viper product and establishes a prepaid account (the “Viper Minutes Account”) they obtain access to the Company’s global VoIP network.   Retail calls on our global VoIP network are prepaid by conveniently depositing funds online.  The Viper Minutes Account maintains the retail customer’s detailed call records (telephone number, duration, and cost) and remaining prepaid balance.

Wholesale Operations

                Viper International LLC, formed in August 2004, represents the combination of the capabilities obtained through the acquisitions of Mid-Atlantic (9/03) and Adoria (2/04).  Viper International is responsible for world-wide termination of all calls made by customers using any of the Company’s consumer products.  Viper’s worldwide network permits the Company to offer high quality routes and the cost effective pricing in the highly competitive telecommunications industry.

                Additionally, Viper International has cooperative agreements with many underlying carriers who provide termination routes to destinations not served by Viper’s own network.  By combining the power of its own network with the breadth of affiliates’ networks, Viper is able to offer customers calling capability to anywhere in the world at prices unmatched by any traditional telephone carrier (and, lower than most competitive VoIP providers).

                Vipers’ network is powered by the Company’s Nextone softswitch.  This state of the art VOIP switching facility allows hundreds of thousands of calls to be directed to specific partnerships and carriers throughout the world.  This Nextone switch is compatible with all VOIP networks, including Sansay, Cisco, and Nextone.

                In addition to the termination of consumer calls, Viper International also sells traffic capacity on our VoIP network to a wide variety of wholesale clients.  While providing our wholesale customers with a cost-effective alternative for their global traffic needs, this offering also helps us more fully utilize the capacity of our network (and creates another profitable revenue stream).  Viper’s wholesale activities have targeted Latin America and the Middle East, including Argentina, Brazil, Uruguay, Egypt, Jordan, Saudi Arabia, Nepal & Mongolia.

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

Competition

                We face several competitors who each possess significantly greater financial and managerial resources. These competitors include iConnectHere, Net2Phone, Vonage and Packet8 as well as incumbent telephone carriers, cable television providers, and other providers of traditional telephone service.

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

                We maintain a system which is a software-based product that manages call admission, call control and routes calls to an appropriate endpoint.  Unless the recipient is using an internet telephony device, the packets are sent to a gateway belonging to Viper Networks or to one of our partner telecommunications carriers where the packets are reassembled and the call is transferred to the PSTN (Public Switched Telephone Network) and directed to a regular telephone anywhere in the world.  Our billing and back office systems manage and enroll customers and bill calls as they originate and terminate on the service.  If sufficient additional financial resources are available, we may acquire additional gateways in Beijing, Hong Kong, Osaka, Philippines, Seoul, Singapore, and Thailand as market conditions and suitable opportunities arise.

Suppliers

                We outsource the manufacturing of our vPhone and other VoIP products to third-party manufacturers.  The Company’s primary suppliers are: BCM Advanced Research; Tiger Jet Network, Inc.; and, Shandong Bittel Electronics Co., Ltd.  While we believe that relations with our contract manufacture and third party suppliers (collectively “Suppliers”) are good, there can be no assurance that our Suppliers will be able or willing to supply products and services to us in the future or if they are supplied, that they will offer these products and services at prices that allow us to resell them at a profit.  While we believe that we could replace our Suppliers if necessary, our ability to provide product and service to our customers would be materially and adversely impacted for a protracted period, and this could have an adverse effect on our business, financial condition and results of operations.

Research and Development

                The VoIP market is characterized by rapid technological changes and advances.  Accordingly, if sufficient financial resources become available, we plan to make substantial investments in the design and development of new products and services and enhancements and features to existing products and services as well as investments in our global VoIP network. Our future research and development efforts will relate to our vPhone, SOHO applications, the 802-11 wireless standard, and our IP PBX products and the acquisition and development of new endpoints for subscribers of our service.  The development of new products and the expansion of our global VoIP network are essential to our success.

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

                Over the last decade, the volume of traffic on data networks has grown at a faster rate than traditional telephone networks.  This growth has been driven by several factors, including technological innovation, high penetration of personal computers and, in particular, by the rapid expansion of the internet as a global medium for communications, information and commerce.  International Data Corporation, a market research firm, estimated in 1999 that the number of internet users worldwide would grow from approximately 142  to 399 million between 1998 and 2002 (http://docs.yahoo.com/docs/advertising/research/TheWeb/GrowthOfWeb/GrowthOfWeb.html). Internet usage has continued to accelerate; in March, 2000 the Angus Reid Group predicted internet usage would reach 1 billion by 2005 (http://www.clickz.com/stats/sectors/geographics/article.php/326181).  The Computer Industry Almanac confirmed this level of usage in 2004 (http://www.c-i-a.com/pr0904.htm).  Morgan Stanley estimated in 2005 that communications over the internet – not browsing, chat and search – accounted for 44% of all U.S. online usage (http://www.morganstanley.com/institutional/techresearch/pdfs/GSB112005.pdf).  This increase in data traffic has necessitated additional data network capacity and quality.  As a result, businesses have invested billions of dollars in order to meet this need.

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

                Finally, the International Telecommunications Union, or the ITU, an international treaty organization that deals with telecommunications matters, has not taken any action in favor or against internet telephony.  In 2000, however, the ITU convened meetings and published reports on the internet and internet telephony issues, partly in response to concerns from some developing countries over internet telephony and tariffing of international internet backbone traffic.  The ITU continues to track the regulatory environment in many countries regarding the internet, and may in the future encourage some countries to increase or reduce their regulation of internet telephony (http://www.itu.int/publications/publications.aspx?lang=en&parent=D-REG-TTR&folder=D-REG-TTR-2003).  In particular, an ITU study group is examining how international internet backbone providers compensate each other for traffic.  These efforts, which may take several years to be completed and which are currently opposed by the United States and some European countries, may eventually result in changes in national or international regulations dealing with financial compensation for international internet traffic which could affect certain of our costs.

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

                As of December 31, 2004, we had a total of 12 employees, of which 10 were full time.  In addition, the Company employs independent contractors as required for services not demanding of full-time employment.  These services include software development, technical support, and other miscellaneous business support.  No independent contractors are deemed to be critical to the business of the Company.

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

ITEM 2.     DESCRIPTION OF PROPERTY

Principal Office

                Our headquarters is located at 2070 Business Center Drive, Suite 210, Irvine, California 92612 at which we have 1477 square feet of space under a twenty-four month lease at a cost of $2437 per month.  Previously (from July, 2001 until December 31, 2003) the Company entered into an oral month-to-month lease from a shareholder at a cost of $1,100 per month in payment of all office space and utilities.

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

                Our subsidiary, Adoria Communications, LLC with offices at 140 Wood Road Suite 200, Braintree, Massachusetts 02184, maintains offices and support facilities totaling less than 1000 square feet of space under a month to month lease at a cost of $125 per month.

Hills of Bajamar Commercial/Residential development

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

                The Company's current management team and Board of Directors have determined that the goals for use of the Bajamar property and construction of telecommunications facilities for the Hills of Bajamar are not within the Company's current budget or operational capabilities.  The Company and Tri-National did not upgrade the existing telecommunication facilities nor did the Company commence its principal business operations with the Hills of Bajamar.  To date Tri-National has not cleared the restrictions from the title to the land nor transferred title to the Company.  Since consideration for the agreement (documented title) has never been received the Company does not believe it is the owner of the Land and accordingly considers the agreement to be null and void.  We do not believe this property has any value as an asset of the Company.

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

                The following table reflects the high and low prices of the Company's Common Stock for the two years ended December 31, 2004.

Year	Period	High Close	High Bid	Low Close	Low Bid
2004	First Quarter	$1.55	$1.55	$0.35	$0.35
	Second Quarter	$0.72	$0.72	$0.36	$0.36
	Third Quarter	$0.46	$0.50	$0.23	$0.23
	Fourth Quarter	$0.47	$0.49	$0.27	$0.27
2003	First Quarter	$0.04	$0.04	$0.01	$0.01
	Second Quarter	$0.05	$0.05	$0.01	$0.01
	Third Quarter	$0.18	$0.18	$0.02	$0.02
	Fourth Quarter	$0.49	$0.49	$0.08	$0.08

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

                In May 2002, the Company offered and sold an aggregate of 1,323,962 shares of the Company’s Common Stock to seven investors at $0.10 per share.  Of these shares, 25,000 shares were sold for cash with proceeds of $2,500.  The remaining shares, totaling 1,298,962 shares were issued to five persons as follows (each at a value of $0.10 per share): (a) 222,500 shares were issued to two individuals in payment for services; (b) 210,000 shares to James Wray, an officer and director of the Company in payment for services; (c) 430,000 shares to Jason A. Sunstein, an officer and director of the Company in payment for services; and (d) 436,462 shares to John L. Castiglione, an officer and director of the Company in payment for services and in payment of monies owed for funds previously advanced to the Company.  All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933 without the use of an underwriter or NASD registered broker-dealer; no commissions were incurred by the Company in connection with the transaction.  The purchaser was an Accredited investor as defined in Rule 501 of Regulation D of the Securities Act of 1933.  The purchaser was provided with, or given access to, information about the Company and the offering, including, but not limited to, the Company’s financial statements, business plan, articles of incorporation, by-laws, a description of how the proceeds were to be used, and additional information to assist them in understanding the merits and risks of the investment.  The purchaser was further provided the opportunity to ask questions of the Company’s officers and directors and receive answers to their questions.  The purchaser was informed the securities purchased were restricted securities and they may have to hold them for an indefinite period of time.

                In September 2002, the Company offered and sold an aggregate of 1,387,500 shares of the Company’s Common Stock to nine investors.  Of these shares, 120,000 shares were sold to two persons in consideration of the Company’s receipt of $14,000.  The remaining shares, totaling 1,267,500 shares, were issued in exchange for the Company’s receipt of services.  All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933 without the use of an underwriter or NASD registered broker-dealer; no commissions were incurred by the Company in connection with the transaction.  The purchasers were each sophisticated and experienced in financial, business, and investment matters and otherwise able to evaluate the merits and risks associated with the purchase of the Company’s securities.  The purchasers were provided with, or given access to, information about the Company and the offering, including, but not limited to, the Company’s financial statements, business plan, articles of incorporation, by-laws, a description of how the proceeds were to be used, and additional information to assist them in understanding the merits and risks of the investment.  The purchasers were further provided the opportunity to ask questions of the Company’s officers and directors and receive answers to their questions.  The purchasers were informed the securities purchased were restricted securities and they may have to hold them for an indefinite period of time.

                In October 2002, the Company offered and sold an aggregate of 668,376 shares of the Company’s Common Stock to five persons in exchange for services received by the company with all of the shares valued at $0.225 per share.  All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933 without the use of an underwriter or NASD registered broker-dealer; no commissions were incurred by the Company in connection with the transaction.  The purchasers were each an Accredited investor as defined in Rule 501 of Regulation D of the Securities Act of 1933.  The purchasers were provided with, or given access to, information about the Company and the offering, including, but not limited to, the Company’s financial statements, business plan, articles of incorporation, by-laws, a description of how the proceeds were to be used, and additional information to assist them in understanding the merits and risks of the investment.  The purchasers were further provided the opportunity to ask questions of the Company’s officers and directors and receive answers to their questions.  The purchasers were informed the securities purchased were restricted securities and they may have to hold them for an indefinite period of time.

                In November 2002, the Company offered and sold 25,000 shares of the Company’s Common Stock to one person in consideration of the Company’s receipt of services.  The shares were valued at $0.167 per share.  All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933 without the use of an underwriter or NASD registered broker-dealer; no commissions were incurred by the Company in connection with the transaction.  The purchaser was an Accredited investor as defined in Rule 501 of Regulation D of the Securities Act of 1933.  The purchaser was provided with, or given access to, information about the Company and the offering, including, but not limited to, the Company’s financial statements, business plan, articles of incorporation, by-laws, a description of how the proceeds were to be used, and additional information to assist them in understanding the merits and risks of the investment.  The purchaser was further provided the opportunity to ask questions of the Company’s officers and directors and receive answers to their questions.  The purchaser was informed the securities purchased were restricted securities and they may have to hold them for an indefinite period of time.

                In February 2003, the Company issued 950,000 shares of the Company’s Common Stock to one person in consideration of the Company’s receipt of services.  The shares were valued at $0.03 per share.  All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933 without the use of an underwriter or NASD registered broker-dealer; no commissions were incurred by the Company in connection with the transaction.  The purchaser was an Accredited investor as defined in Rule 501 of Regulation D of the Securities Act of 1933.  The purchaser was provided with, or given access to, information about the Company and the offering, including, but not limited to, the Company’s financial statements, business plan, articles of incorporation, by-laws, a description of how the proceeds were to be used, and additional information to assist them in understanding the merits and risks of the investment.  The purchaser was further provided the opportunity to ask questions of the Company’s officers and directors and receive answers to their questions.  The purchaser was informed the securities purchased were restricted securities and they may have to hold them for an indefinite period of time.

                In early May 2003, the Company issued 1,100,000 shares of the Company’s Common Stock to one person in consideration of the Company’s receipt of services.  The shares were valued at $0.03 per share.  All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933 without the use of an underwriter or NASD registered broker-dealer; no commissions were incurred by the Company in connection with the transaction.  The purchaser was an Accredited investor as defined in Rule 501 of Regulation D of the Securities Act of 1933.  The purchaser was provided with, or given access to, information about the Company and the offering, including, but not limited to, the Company’s financial statements, business plan, articles of incorporation, by-laws, a description of how the proceeds were to be used, and additional information to assist them in understanding the merits and risks of the investment.  The purchaser was further provided the opportunity to ask questions of the Company’s officers and directors and receive answers to their questions.  The purchaser was informed the securities purchased were restricted securities and they may have to hold them for an indefinite period of time.

                Later in May 2003, the Company issued 11,100,000 shares of the Company’s Common Stock to four investors.  Of these shares, 800,000 shares were issued in connection with the acquisition of a 49% interest in PC Mailbox valued at $0.05 per share, 2,500,000 shares were issued in connection with the purchase of certain assets from Greenland Corp. valued at $0.023 per share and all of the remaining 7,800,000 shares were issued in consideration of the Company’s receipt of services.  The shares were valued at $0.038 per share.  All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933 without the use of an underwriter or NASD registered broker-dealer; no commissions were incurred by the Company in connection with the transaction.  The purchasers were each Accredited investors as defined in Rule 501 of Regulation D of the Securities Act of 1933.  The purchasers were provided with, or given access to, information about the Company and the offering, including, but not limited to, the Company’s financial statements, business plan, articles of incorporation, by-laws, a description of how the proceeds were to be used, and additional information to assist them in understanding the merits and risks of the investment.  The purchasers were further provided the opportunity to ask questions of the Company’s officers and directors and receive answers to their questions.  The purchasers were informed the securities purchased were restricted securities and they may have to hold them for an indefinite period of time.

                Late in May 2003, the Company issued an aggregate of 11,947,966 shares of the Company’s Common Stock as follows:  (1) 162,133 shares were issued in connection with the purchase of certain assets; (2) 1,785,833 shares were issued in exchange for an aggregate of $70,045 in cash received by the Company; and (3) 10,000,000 shares were issued to the Company’s Employee Compensation Fund.  All of the shares were offered and sold by the Company’s management under a claim of exemption provided by Section 4(2) of the Securities Act of 1933 without the use of an underwriter or NASD registered broker-dealer; no commissions were incurred by the Company in connection with the transaction.  The purchasers were each sophisticated and experienced in financial, business, and investment matters and otherwise able to evaluate the merits and risks associated with the purchase of the Company’s securities.  The purchasers were provided with, or given access to, information about the Company and the offering, including, but not limited to, the Company’s financial statements, business plan, articles of incorporation, by-laws, a description of how the proceeds were to be used, and additional information to assist them in understanding the merits and risks of the investment.  The purchasers were further provided the opportunity to ask questions of the Company’s officers and directors and receive answers to their questions.  The purchasers were informed the securities purchased were restricted securities and they may have to hold them for an indefinite period of time.

                In June 2003, the Company issued 2,500,000 shares of the Company’s Common Stock in connection with a proposed purchase of assets.  The issuance of the shares was later cancelled in August 2003 and the shares were returned to the Company.  All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933 without the use of an underwriter or NASD registered broker-dealer; no commissions were incurred by the Company in connection with the transaction.  The purchaser was sophisticated and experienced in financial, business, and investment matters and otherwise able to evaluate the merits and risks associated with the purchase of the Company’s securities.  The purchaser was provided with, or given access to, information about the Company and the offering, including, but not limited to, the Company’s financial statements, business plan, articles of incorporation, by-laws, a description of how the proceeds were to be used, and additional information to assist in understanding the merits and risks of the investment.  The purchaser was further provided the opportunity to ask questions of the Company’s officers and directors and receive answers to their questions.  The purchaser was informed the securities purchased were restricted securities and they may have to hold them for an indefinite period of time.

                In July 2003, the Company issued 2,800,000 shares of the Company’s Common Stock to one person in consideration of the Company’s receipt of services.  The shares were valued at $0.03 per share. All of the shares were offered and sold by the Company’s management under a claim of exemption provided by Section 4(2) of the Securities Act of 1933 without the use of an underwriter or NASD registered broker-dealer; no commissions were incurred by the Company in connection with the transaction.  The purchaser was an Accredited investor as defined in Rule 501 of Regulation D of the Securities Act of 1933.  The purchaser was provided with, or given access to, information about the Company and the offering, including, but not limited to, the Company’s financial statements, business plan, articles of incorporation, by-laws, a description of how the proceeds were to be used, and additional information to assist in understanding the merits and risks of the investment.  The purchaser was further provided the opportunity to ask questions of the Company’s officers and directors and receive answers to their questions.  The purchaser was informed the securities purchased were restricted securities and they may have to hold them for an indefinite period of time.

                In August 2003, the Company issued 5,000,000 shares of the Company’s Common Stock plus 450,000 shares of the Company’s Preferred Stock.  The 5,000,000 shares were issued to 12 persons in connection with the acquisition of a 40% interest in Coliance Communications with each share valued at $0.05001 per share. The 450,000 shares of Preferred Stock were issued to three purchasers and were converted to notes payable.  All of the shares were offered and sold by the Company’s management under a claim of exemption provided by Section 4(2) of the Securities Act of 1933 without the use of an underwriter or NASD registered broker-dealer; no commissions were incurred by the Company in connection with the transaction.  The purchasers were each sophisticated and experienced in financial, business, and investment matters and otherwise able to evaluate the merits and risks associated with the purchase of the Company’s securities.  The purchasers were provided with, or given access to, information about the Company and the offering, including, but not limited to, the Company’s financial statements, business plan, articles of incorporation, by-laws, a description of how the proceeds were to be used, and additional information to assist them in understanding the merits and risks of the investment.  The purchasers were further provided the opportunity to ask questions of the Company’s officers and directors and receive answers to their questions.  The purchasers were informed the securities purchased were restricted securities and they may have to hold them for an indefinite period of time.

                Later in August 2003, the Company issued an aggregate of 13,000,000 shares of the Company’s Common Stock as follows: (1) 12,000,000 shares were issued 2 persons in connection with the acquisition of the remaining 60% of Coliance Communications valued at $0.025 per share; and (2) 1,000,000 shares issued to one purchaser in payment for legal services for the period from June 2002 through May 2003 with these shares valued at $0.09 per share.  All of the shares were offered and sold by the Company’s management under a claim of exemption provided by Section 4(2) of the Securities Act of 1933 without the use of an underwriter or NASD registered broker-dealer; no commissions were incurred by the Company in connection with the transaction.  The purchasers were each sophisticated and experienced in financial, business, and investment matters and otherwise able to evaluate the merits and risks associated with the purchase of the Company’s securities.  The purchasers were provided with, or given access to, information about the Company and the offering, including, but not limited to, the Company’s financial statements, business plan, articles of incorporation, by-laws, a description of how the proceeds were to be used, and additional information to assist them in understanding the merits and risks of the investment.  The purchasers were further provided the opportunity to ask questions of the Company’s officers and directors and receive answers to their questions.  The purchasers were informed the securities purchased were restricted securities and they may have to hold them for an indefinite period of time.

                Later, in August 2003, the Company issued 500,000 shares of the Company’s Common Stock to Steven Hanks in payment for services to the Company and in settlement of certain claims.  All of the shares were valued at $0.06 per share.  All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933 without the use of an underwriter or NASD registered broker-dealer; no commissions were incurred by the Company in connection with the transaction.  The purchaser was sophisticated and experienced in financial, business, and investment matters and otherwise able to evaluate the merits and risks associated with the purchase of the Company’s securities.  The purchaser was provided with, or given access to, information about the Company and the offering, including, but not limited to, the Company’s financial statements, business plan, articles of incorporation, by-laws, a description of how the proceeds were to be used, and additional information to assist in understanding the merits and risks of the investment.  The purchaser was further provided the opportunity to ask questions of the Company’s officers and directors and receive answers to their questions.  The purchaser was informed the securities purchased were restricted securities and they may have to hold them for an indefinite period of time.

                In early September 2003, the Company issued 3,250,000 shares of the Company’s Common Stock to one person in consideration of the Company’s receipt of services.  The shares were valued at $0.03 per share.  All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933 without the use of an underwriter or NASD registered broker-dealer; no commissions were incurred by the Company in connection with the transaction.  The purchaser was an Accredited investor as defined in Rule 501 of Regulation D of the Securities Act of 1933.  The purchaser was provided with, or given access to, information about the Company and the offering, including, but not limited to, the Company’s financial statements, business plan, articles of incorporation, by-laws, a description of how the proceeds were to be used, and additional information to assist in understanding the merits and risks of the investment.  The purchaser was further provided the opportunity to ask questions of the Company’s officers and directors and receive answers to their questions.  The purchaser was informed the securities purchased were restricted securities and they may have to hold them for an indefinite period of time.

                In mid September 2003, the Company issued 4,000,000 shares of the Company’s Common Stock to two persons in connection with the purchase of land.  All of the shares were valued at $220,000 or $0.055 per share.  All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933 without the use of an underwriter or NASD registered broker-dealer; no commissions were incurred by the Company in connection with the transaction.  The purchasers were each sophisticated and experienced in financial, business, and investment matters and otherwise able to evaluate the merits and risks associated with the purchase of the Company’s securities.  The purchasers were provided with, or given access to, information about the Company and the offering, including, but not limited to, the Company’s financial statements, business plan, articles of incorporation, by-laws, a description of how the proceeds were to be used, and additional information to assist them in understanding the merits and risks of the investment.  The purchasers were further provided the opportunity to ask questions of the Company’s officers and directors and receive answers to their questions.  The purchasers were informed the securities purchased were restricted securities and they may have to hold them for an indefinite period of time.

                Later, in September 2003 the Company issued an aggregate of 7,030,000 shares of the Company’s Common Stock to two officers and directors of the Company, as follows:  (1) 3,515,000 shares of the Company’s Common Stock were issued to Jason A. Sunstein in payment for labor services; and (2) 3,515,000 shares of the Company’s Common Stock were issued to John L. Castiglione in payment for labor services.  All of the shares were valued at $.025 per share.  All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933 without the use of an underwriter or NASD registered broker-dealer; no commissions were incurred by the Company in connection with the transaction.  The purchasers were each Accredited investors as defined in Rule 501 of Regulation D of the Securities Act of 1933.  The purchasers were provided with, or given access to, information about the Company and the offering, including, but not limited to, the Company’s financial statements, business plan, articles of incorporation, by-laws, a description of how the proceeds were to be used, and additional information to assist them in understanding the merits and risks of the investment.  The purchasers were further provided the opportunity to ask questions of the Company’s officers and directors and receive answers to their questions.  The purchasers were informed the securities purchased were restricted securities and they may have to hold them for an indefinite period of time.

                In mid October 2003, the Company issued 1,491,707 shares of the Company’s Common Stock to fifteen investors and the Company received $30,125 in cash.  All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933 without the use of an underwriter or NASD registered broker-dealer; no commissions were incurred by the Company in connection with the transaction.  The purchasers were each sophisticated and experienced in financial, business, and investment matters and otherwise able to evaluate the merits and risks associated with the purchase of the Company’s securities.  The purchasers were provided with, or given access to, information about the Company and the offering, including, but not limited to, the Company’s financial statements, business plan, articles of incorporation, by-laws, a description of how the proceeds were to be used, and additional information to assist them in understanding the merits and risks of the investment.  The purchasers were further provided the opportunity to ask questions of the Company’s officers and directors and receive answers to their questions.  The purchasers were informed the securities purchased were restricted securities and they may have to hold them for an indefinite period of time.

                In late October 2003, the Company offered and sold an aggregate of 15,847,500 shares of the Company’s Common Stock as follows:

(1)	312,500 shares were issued upon the Company’s receipt of $15,625 in cash from one investor;
(2)

7,535,000 shares were issued in connection with the acquisition of Mid-Atlantic with 3,300,000 shares valued at $0.10 per share and 4,235,000 shares valued at $0.17 per share, which contained certain redemption rights and privileges (the “put option”); and

(3)

8,000,000 shares were issued to officers and directors of the Company in payment for services in connection with the purchase of Mid-Atlantic valued at $0.04 per share, as follows: (a) 2,000,000 shares were issued to Jason A. Sunstein, an officer and director; (b) 2,000,000 shares were issued to John L. Castiglione, an officer and director; (c) 2,000,000 shares were issued to Ronald G. Weaver, an officer and director; and (d) 2,000,000 shares were issued to Stephen D. Young, an officer and director.

                All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933 without the use of an underwriter or NASD registered broker-dealer; no commissions were incurred by the Company in connection with the transaction.  The purchasers were each Accredited investors as defined in Rule 501 of Regulation D of the Securities Act of 1933.  The purchasers were provided with, or given access to, information about the Company and the offering, including, but not limited to, the Company’s financial statements, business plan, articles of incorporation, by-laws, a description of how the proceeds were to be used, and additional information to assist them in understanding the merits and risks of the investment.  The purchasers were further provided the opportunity to ask questions of the Company’s officers and directors and receive answers to their questions.  The purchasers were informed the securities purchased were restricted securities and they may have to hold them for an indefinite period of time.

                In January 2004, the Company issued 2,100,000 shares of the Company’s Common Stock to one purchaser in exchange for the Company’s receipt of $210,000 in cash.  All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933 without the use of an underwriter or NASD registered broker-dealer; no commissions were incurred by the Company in connection with the transaction.  The purchaser was sophisticated and experienced in financial, business, and investment matters and otherwise able to evaluate the merits and risks associated with the purchase of the Company’s securities.  The purchaser was provided with, or given access to, information about the Company and the offering, including, but not limited to, the Company’s financial statements, business plan, articles of incorporation, by-laws, a description of how the proceeds were to be used, and additional information to assist in understanding the merits and risks of the investment.  The purchaser was further provided the opportunity to ask questions of the Company’s officers and directors and receive answers to their questions.  The purchaser was informed the securities purchased were restricted securities and they may have to hold them for an indefinite period of time.

                In early February 2004, the Company issued an aggregate of 1,800,000 shares of the Company’s Common Stock to one purchaser in exchange for the Company’s receipt of $450,000 in cash.  The shares were valued at $0.25 per share.  All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933 without the use of an underwriter or NASD registered broker-dealer; no commissions were incurred by the Company in connection with the transaction.  The purchaser was sophisticated and experienced in financial, business, and investment matters and otherwise able to evaluate the merits and risks associated with the purchase of the Company’s securities.  The purchaser was provided with, or given access to, information about the Company and the offering, including, but not limited to, the Company’s financial statements, business plan, articles of incorporation, by-laws, a description of how the proceeds were to be used, and additional information to assist in understanding the merits and risks of the investment.  The purchaser was further provided the opportunity to ask questions of the Company’s officers and directors and receive answers to their questions.  The purchaser was informed the securities purchased were restricted securities and they may have to hold them for an indefinite period of time.

                In early March 2004, in connection with the repurchase rights of common stock issued pursuant to the acquisition of Mid-Atlantic in October, 2003 (see above), the Company reissued 1,802,000 shares of the Company’s Common Stock to nine investors in connection with the acquisition of Mid-Atlantic. The shares were accorded an aggregate value of $450,500.  Of the 7,535,000 shares issued at the time of the Mid-Atlantic acquisition, 4,235,000 held a put option.  In March, 2004 some of these shares (1,467,648) were repurchased by the Company at the redemption price of $0.17 (a total of $249,500 was paid).  Of the remaining 2,767,352 shares, 1,802,000 were reissued to the nine pre-acquisition investors in Mid-Atlantic in accordance with the wishes of the former owner of Mid-Atlantic.  The remaining shares (965,353) were returned to treasury without compensation and the put option expired.  The re-issued 1,802,000 shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933 without the use of an underwriter or NASD registered broker-dealer; no commissions were incurred by the Company in connection with the transaction.  The purchaser was sophisticated and experienced in financial, business, and investment matters and otherwise able to evaluate the merits and risks associated with the purchase of the Company’s securities.  The purchaser was provided with, or given access to, information about the Company and the offering, including, but not limited to, the Company’s financial statements, business plan, articles of incorporation, by-laws, a description of how the proceeds were to be used, and additional information to assist in understanding the merits and risks of the investment.  The purchaser was further provided the opportunity to ask questions of the Company’s officers and directors and receive answers to their questions.  The purchaser was informed the securities purchased were restricted securities and they may have to hold them for an indefinite period of time.

                In mid March 2004, the Company issued an aggregate of 5,000,000 shares of the Company’s Common Stock to five officers and directors of the Company with each share valued at $0.04 per share.  The share issuances were as follows:  (1) 1,000,000 shares to Farid Shouekani; (2) 1,000,000 shares to Jason A. Sunstein; (3) 1,000,000 shares to John L. Castiglione; (4) 1,000,000 shares to Ronald G. Weaver; and (5) 1,000,000 shares to Stephen D. Young.  All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933 without the use of an underwriter or NASD registered broker-dealer; no commissions were incurred by the Company in connection with the transaction.  The purchasers were each Accredited investors as defined in Rule 501 of Regulation D of the Securities Act of 1933.  The purchasers were provided with, or given access to, information about the Company and the offering, including, but not limited to, the Company’s financial statements, business plan, articles of incorporation, by-laws, a description of how the proceeds were to be used, and additional information to assist them in understanding the merits and risks of the investment.  The purchasers were further provided the opportunity to ask questions of the Company’s officers and directors and receive answers to their questions.  The purchasers were informed the securities purchased were restricted securities and they may have to hold them for an indefinite period of time.

                Later, in March 2004, the Company issued 2,500,000 shares of the Company’s Common Stock in connection with the acquisition of Adoria Communications. The shares were accorded an aggregate value of $3,074,500 and were issued to one purchaser.  All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933 without the use of an underwriter or NASD registered broker-dealer; no commissions were incurred by the Company in connection with the transaction.  The purchaser was an Accredited investor as defined in Rule 501 of Regulation D of the Securities Act of 1933.  The purchaser was provided with, or given access to, information about the Company and the offering, including, but not limited to, the Company’s financial statements, business plan, articles of incorporation, by-laws, a description of how the proceeds were to be used, and additional information to assist in understanding the merits and risks of the investment.  The purchaser was further provided the opportunity to ask questions of the Company’s officers and directors and receive answers to their questions.  The purchaser was informed the securities purchased were restricted securities and they may have to hold them for an indefinite period of time.

                Later, in March 2004, the Company issued an aggregate of 1,295,000 shares of the Company’s Common Stock to nine purchasers in exchange for the Company’s receipt of an aggregate of $323,750 in cash. All of the shares were offered and sold by the Company’s management without the use of an underwriter or NASD registered broker-dealer, however  All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933 without the use of an underwriter or NASD registered broker-dealer.   The Company paid a finder’s fee equal to 8% of the aggregate amount received, with 7% paid in cash and 1% paid by the issuance of the Company’s Common Stock.  Apart from the payment of a finder’s fee, no commissions were incurred by the Company in connection with the transaction. The purchasers were each sophisticated and experienced in financial, business, and investment matters and otherwise able to evaluate the merits and risks associated with the purchase of the Company’s securities.  The purchasers were provided with, or given access to, information about the Company and the offering, including, but not limited to, the Company’s financial statements, business plan, articles of incorporation, by-laws, a description of how the proceeds were to be used, and additional information to assist them in understanding the merits and risks of the investment.  The purchasers were further provided the opportunity to ask questions of the Company’s officers and directors and receive answers to their questions.  The purchasers were informed the securities purchased were restricted securities and they may have to hold them for an indefinite period of time.

                 In late March 2004, the Company issued an aggregate of 1,669,184 shares of the Company’s Common Stock to 34 investors in exchange for the Company’s receipt of an aggregate of $310,500 in cash.  All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933 without the use of an underwriter or NASD registered broker-dealer.  The Company paid 150,000 shares of the Company’s Common Stock as a finder’s fee in connection with the Company’s issuance of 1,062,500 of these shares.  However, apart from the issuance of these shares to a finder, no other fees or commissions were incurred by the Company in connection with the transaction.  The purchasers were each sophisticated and experienced in financial, business, and investment matters and otherwise able to evaluate the merits and risks associated with the purchase of the Company’s securities.  The purchasers were provided with, or given access to, information about the Company and the offering, including, but not limited to, the Company’s financial statements, business plan, articles of incorporation, by-laws, a description of how the proceeds were to be used, and additional information to assist them in understanding the merits and risks of the investment.  The purchasers were further provided the opportunity to ask questions of the Company’s officers and directors and receive answers to their questions.  The purchasers were informed the securities purchased were restricted securities and they may have to hold them for an indefinite period of time.

                 In early April 2004, the Company issued 95,000 shares of the Company’s Common Stock to three purchasers in exchange for the Company’s receipt of an aggregate of $17,500 in cash.  All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933 without the use of an underwriter or NASD registered broker-dealer.  The Company paid a finder’s fee equal to 8% of the aggregate amount received, with 7% paid in cash and 1% paid by the issuance of the Company’s Common Stock.  Apart from the payment of a finder’s fee, no commissions were incurred by the Company in connection with the transaction.  The purchasers were each sophisticated and experienced in financial, business, and investment matters and otherwise able to evaluate the merits and risks associated with the purchase of the Company’s securities.  The purchasers were provided with, or given access to, information about the Company and the offering, including, but not limited to, the Company’s financial statements, business plan, articles of incorporation, by-laws, a description of how the proceeds were to be used, and additional information to assist them in understanding the merits and risks of the investment.  The purchasers were further provided the opportunity to ask questions of the Company’s officers and directors and receive answers to their questions.  The purchasers were informed the securities purchased were restricted securities and they may have to hold them for an indefinite period of time.

                Later in April, the Company issued additional shares of the Company’s Common Stock as follows:

(1)	10,000 shares to one purchaser in exchange for the Company’s receipt of cash of $1,000;
(2)	240,000 shares to two purchasers in exchange for the Company’s receipt of cash of $60,000; and
(3)	110,000 shares to two purchasers in exchange for the Company’s receipt of cash of $27,500.

                All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933 without the use of an underwriter or NASD registered broker-dealer.  In each transaction, the Company paid a finder’s fee equal to 8% of the aggregate amount received, with 7% paid in cash and 1% paid by the issuance of the Company’s Common Stock.  The finder merely introduced the Company to each purchaser and apart from the payment of a finder’s fee no commissions were incurred by the Company in connection with the transaction.  The purchasers were each sophisticated and experienced in financial, business, and investment matters and otherwise able to evaluate the merits and risks associated with the purchase of the Company’s securities.  The purchasers were provided with, or given access to, information about the Company and the offering, including, but not limited to, the Company’s financial statements, business plan, articles of incorporation, by-laws, a description of how the proceeds were to be used, and additional information to assist them in understanding the merits and risks of the investment.  The purchasers were further provided the opportunity to ask questions of the Company’s officers and directors and receive answers to their questions.  The purchasers were informed the securities purchased were restricted securities and they may have to hold them for an indefinite period of time.

                In May 2004, the Company issued an aggregate of 610,000 shares of the Company’s Common Stock to five investors in exchange for the Company’s receipt of an aggregate of $152,500 in cash.  All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933 without the use of an underwriter or NASD registered broker-dealer.  The Company paid a finder’s fee equal to 13% of the aggregate amount received, with 7% paid in cash and 6% paid by the issuance of the Company’s Common Stock. The finder merely introduced the Company to each purchaser and apart from the payment of a finder’s fee no commissions were incurred by the Company in connection with the transaction.  The purchasers were each sophisticated and experienced in financial, business, and investment matters and otherwise able to evaluate the merits and risks associated with the purchase of the Company’s securities.  The purchasers were provided with, or given access to, information about the Company and the offering, including, but not limited to, the Company’s financial statements, business plan, articles of incorporation, by-laws, a description of how the proceeds were to be used, and additional information to assist them in understanding the merits and risks of the investment.  The purchasers were further provided the opportunity to ask questions of the Company’s officers and directors and receive answers to their questions.  The purchasers were informed the securities purchased were restricted securities and they may have to hold them for an indefinite period of time.

                In late June 2004, the Company issued 575,000 shares of the Company’s Common Stock to one investor in exchange for the Company’s receipt of $115,000 in cash.  All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933 without the use of an underwriter or NASD registered broker-dealer; no commissions were incurred by the Company in connection with the transaction. The purchaser was sophisticated and experienced in financial, business, and investment matters and otherwise able to evaluate the merits and risks associated with the purchase of the Company’s securities.  The purchaser was provided with, or given access to, information about the Company and the offering, including, but not limited to, the Company’s financial statements, business plan, articles of incorporation, by-laws, a description of how the proceeds were to be used, and additional information to assist in understanding the merits and risks of the investment.  The purchaser was further provided the opportunity to ask questions of the Company’s officers and directors and receive answers to their questions.  The purchaser was informed the securities purchased were restricted securities and they may have to hold them for an indefinite period of time.

                Later in June 2004, the Company issued 2,000,000 shares of the Company’s Common Stock in connection with the acquisition of a 37.5% interest in Brasil Communications, LLC.  The shares were valued at $0.46 per share.  All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933 without the use of an underwriter or NASD registered broker-dealer; no commissions were incurred by the Company in connection with the transaction.  The purchaser was an Accredited investor as defined in Rule 501 of

Regulation D of the Securities Act of 1933.  The purchaser was provided with, or given access to, information about the Company and the offering, including, but not limited to, the Company’s financial statements, business plan, articles of incorporation, by-laws, a description of how the proceeds were to be used, and additional information to assist in understanding the merits and risks of the investment.  The purchaser was further provided the opportunity to ask questions of the Company’s officers and directors and receive answers to their questions.  The purchaser was informed the securities purchased were restricted securities and they may have to hold them for an indefinite period of time.

                In July 2004, the Company issued 187,500 shares of the Company’s Common Stock to one purchaser in consideration of the Company’s receipt of cash of $9,375.  All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933 without the use of an underwriter or NASD registered broker-dealer; no commissions were incurred by the Company in connection with the transaction.  The purchaser was sophisticated and experienced in financial, business, and investment matters and otherwise able to evaluate the merits and risks associated with the purchase of the Company’s securities.  The purchaser was provided with, or given access to, information about the Company and the offering, including, but not limited to, the Company’s financial statements, business plan, articles of incorporation, by-laws, a description of how the proceeds were to be used, and additional information to assist in understanding the merits and risks of the investment.  The purchaser was further provided the opportunity to ask questions of the Company’s officers and directors and receive answers to their questions.  The purchaser was informed the securities purchased were restricted securities and they may have to hold them for an indefinite period of time.

                In early August 2004, the Company issued an aggregate of 545,000 shares of the Company’s Common Stock to five investors in exchange for the Company’s receipt of cash of $136,250.  All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933 without the use of an underwriter or NASD registered broker-dealer.  The Company paid a finder’s fee equal to 13% of the aggregate amount received, with 7% paid in cash and 6% paid by the issuance of the Company’s Common Stock.  The finder merely introduced the Company to each purchaser and apart from the payment of a finder’s fee no commissions were incurred by the Company in connection with the transaction.  The purchasers were each sophisticated and experienced in financial, business, and investment matters and otherwise able to evaluate the merits and risks associated with the purchase of the Company’s securities.  The purchasers were provided with, or given access to, information about the Company and the offering, including, but not limited to, the Company’s financial statements, business plan, articles of incorporation, by-laws, a description of how the proceeds were to be used, and additional information to assist them in understanding the merits and risks of the investment.  The purchasers were further provided the opportunity to ask questions of the Company’s officers and directors and receive answers to their questions.  The purchasers were informed the securities purchased were restricted securities and they may have to hold them for an indefinite period of time.

                Later in August 2004, the Company issued 1,800,000 shares of the Company’s Common Stock to one investor in exchange for the Company’s receipt of $180,000 in cash.  All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933 without the use of an underwriter or NASD registered broker-dealer; no commissions were incurred by the Company in connection with the transaction.  The purchaser was sophisticated and experienced in financial, business, and investment matters and otherwise able to evaluate the merits and risks associated with the purchase of the Company’s securities.  The purchaser was provided with, or given access to, information about the Company and the offering, including, but not limited to, the Company’s financial statements, business plan, articles of incorporation, by-laws, a description of how the proceeds were to be used, and additional information to assist in understanding the merits and risks of the investment.  The purchaser was further provided the opportunity to ask questions of the Company’s officers and directors and receive answers to their questions.  The purchaser was informed the securities purchased were restricted securities and they may have to hold them for an indefinite period of time.

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

                All of the shares were offered and sold by the Company’s management under a claim of exemption provided by Section 4(2) of the Securities Act of 1933 without the use of an underwriter or NASD registered broker-dealer; no commissions were incurred by the Company in connection with the transaction.  The purchasers were each Accredited investors as defined in Rule 501 of Regulation D of the Securities Act of 1933.  The purchasers were provided with, or given access to, information about the Company and the offering, including, but not limited to, the Company’s financial statements, business plan, articles of incorporation, by-laws, a description of how the proceeds were to be used, and additional information to assist them in understanding the merits and risks of the investment.  The purchasers were further provided the opportunity to ask questions of the Company’s officers and directors and receive answers to their questions.  The purchasers were informed the securities purchased were restricted securities and they may have to hold them for an indefinite period of time.

                On October 17, 2004, the Company effected a forward split of the Company’s Common Stock so that, as effected, each stockholder received one share of the Company’s Common Stock for every ten share of the Company’s Common Stock held as of the record date.

                The following table summarizes the 2000 Equity Plan and 2002 Employee Compensation Plan as of December 31, 2004:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance.
	(a)	(b)	(c)

Equity Issuances pursuant to 2000 Equity Plan*	3,600,000	$0.234	8,400,000

Equity Issuances Pursuant to 2002 Employee Compensation Plan*	0	$0.00	10,450,000

Equity compensation plans not approved by security holders	0	0	0

Total	3,600,000	$0.234	18,850,000

                                                           * Approved by security holders

ITEM 6.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Comparison of Fiscal Year Ending December 31, 2004 and Fiscal Year Ending December 31, 2003

                During the fiscal year ending December 31, 2004 (“Fiscal 2004”), we recorded $4,612,783 as net revenues. This compares to the fiscal year ending December 31, 2003 ("Fiscal 2003") when we recorded $433,376 as net revenue.  Net revenues of consumer products and services (“Consumer”) approximately tripled, increasing from $77,310 in 2003 to $222,941 in 2004.  This increase was the result of growth from the initial market introduction of the Company’s VoIP products.  Wholesale operations (“Wholesale”) net revenues (on a consolidated basis) increased from $356,066 to $4,389,843.  However, this is primarily the result of zero revenues in 2003 from the former Adoria operations to $2,698,638 in 2004 (the acquisition of Adoria did not occur until January, 2004) and the result of only the fourth quarter of the former Mid-Atlantic revenues in 2003 ($356,066) compared to a full years’ of Mid Atlantic revenues ($1,335,139) in 2004 (the acquisition of Mid-Atlantic occurred in October, 2003).  If pre-acquisition revenues of those operations were included, Mid-Atlantics proforma revenues would have decreased from $3,157,864 in 2003 to $1,335,139 in 2004, and Adoria proforma revenues would have increased from $2,028,076 in 2003 to $2,906,355 in 2004.  Similarly, wholesale proforma revenues would have decreased from $5,185,940 in 2003 to $4,241,494 in 2004.  This proforma decrease is the result of Mid-Atlantic sales and marketing efforts being redirected to testing and quality management of vPhone products.

                During Fiscal 2004, our Cost of revenues was $4,108,185 which resulted in a gross margin as a percentage of net sales revenues of approximately 11%. This compares to Fiscal 2003 where our Cost of revenues was $296,853 which resulted in a gross margin percentage of net sales revenues was approximately 31.5%.  Consumer cost of revenues as a percentage of net sales revenues increased from 47% in 2003 to 117% in 2004, caused by the addition of new traffic routes in 2004 that, as of the end of the year, were not yet fully utilized.  Wholesale cost of revenues as a percentage of revenues increased from 73% to 88%, the result of lower margins in the newly acquired Adoria operation.  Competitive conditions, product and sales mix, and technology trends impacted our gross margin in both of these years.  Net revenues and cost of revenues resulted in gross margins as a percentage of sales diminishing from 32% in 2003 to 11% in 2004 (Consumer decreased from +53% to -17% while Wholesale decreased from 27% to 12%, respectively).  The Consumer gross margin was significantly influenced by the initial cost of new routes relative to the small revenue base.  The Wholesale gross margin reduction is reflective of tighter margins resulting from competitive pressures.

                During Fiscal 2004 we incurred $3,660,801 in general and administrative expenses.  This compares to Fiscal 2003 when we incurred $1,462,566 in general and administrative expenses.  General and administrative expenses as a percent of net sales revenues decreased both for Consumer (1,761% in 2003; $1,207% in 2004) and for Wholesale (28% in 2003; 22% in 2004).  The improvement in Consumer was due to large marketing expenses in 2003 associated with product launch activities not repeated in 2004, plus better absorption of fixed expenses as revenues increased.  The improvement in Wholesale was the result of generally lower General and administrative expenses incurred within the newly acquired Adoria operations (General and administrative expenses as a percent of sales for the Mid-Atlantic operation increased from 28% in 2003 to 34% in 2004).  Overall, general and administrative expenses were primarily made up of wages and salaries, office expenses, fees and costs incurred for legal and accounting services, and other administrative costs.

                The single largest factor distinguishing profitability in 2004 compared to 2003 was the impairment of purchased intangibles, for which we recorded a charge in 2004 of $3,396,138 related to the Adoria acquisition compared to a charge in 2003 of $792,440 related to the Coliance acquisition.  Both write downs occurred after a post-acquisition analysis of the fair market value of purchased intangibles showed them to be significantly less than their book value.  In addition, during 2004 we recorded a charge of $1,092,100 for the impairment of purchased assets compared to zero in 2003.  The impairment was a non-temporary impairment in Brasil LLC resulting from an analysis of the fair market value of the assets and liabilities held by Brasil LLC.

                  During Fiscal 2004, we had bad debt expense of $83,712 (split almost evenly between Wholesale (Mid-Atlantic) and Consumer) compared to Fiscal 2003 when we $0 in bad debt expense.  During Fiscal 2004, we recorded an equity loss from unconsolidated subsidiaries of $181,067 (associated with the Brasil LLC investment) compared to Fiscal 2003 when we recorded $29,400.

                As a result of these margins and expenses, we incurred an operating loss of $7,909,220 in 2004 compared to an operating loss of $2,145,484 in 2003.  Most of the loss ($7,436,829) was within Consumer, which incurred the large charge for impairment of purchased intangibles and impairment of purchased assets and the bulk of the general and administrative costs.  As a percent of sales, the operating loss in Consumer increased from 2,720% to 3,312% and the loss in Wholesale increased from 1% to 11%.

                During Fiscal 2004 we had $15,761 in realized gain on marketable securities compared to Fiscal 2003 gain of $8,173.  In addition, in Fiscal 2004, we incurred interest expense of $73,060 (2% of revenues) compared to $60,495 (14% of revenues) in interest expense during Fiscal 2003.

                As a result, during Fiscal 2004 we had a net loss of $7,964,192 compared to Fiscal 2003 when we had a net loss of $2,200,854.  The increase in net loss was predominantly within Consumer (94%).  The operating loss in Wholesale increased from 1% in 2003 to 11% in 2004.

                Basic loss per share for Fiscal 2004 was $.08 compared to Fiscal 2003 when we had a basic loss per share of $.06.  During Fiscal 2004, we had 101,961,298 weighted average shares outstanding. By comparison, during Fiscal 2003 we had 37,243,157 weighted average shares outstanding.

Liquidity and Capital Resources

                At December 31, 2004, we had $46,956 in cash. At the same time, we had $121,948 in net accounts receivable, $72,020 in inventories, and $59,324 in other current assets for a total of $305,248 of total current assets.  Total current assets compared to 2003 are a reduction of $49,645; the significant components are: cash ($123,384); short term investments ($48,200); net accounts receivable $31,044; and, inventories $72,020.  The inventory increase was the result of minimum inventory purchases (mostly from the USB vPhone device).  We expect inventory needs to grow in proportion to product sales growth; cash will be negatively impacted by this need.

                In contrast, as of December 31, 2004, our total current liabilities were $1,308,326 which consisted primarily of the following material amounts: $375,564 in accounts payable; $61,915 in accrued liabilities; $607,094 in related party obligations; $82,103 in deferred revenues; $97,647 in short term debt; and, $81,380 in stock subscription deposit.  Total current liabilities compared to 2003 are an increase of $618,060; the significant components are: accounts payable $305,117; accrued liabilities $56,756; related party obligations $595,436; deferred revenue $82,103; and, short term debt ($431,902).

                Net Working Capital as of December 31, 2004 was ($1,003,078).  During Fiscal 2004, our cash needs were met primarily by the sale of common stock and loans from certain of our shareholders.  Cash flows prior to the sale of common stock and loans from certain of our shareholders was ($3,074,079); comprised of ($2,701,671) for Consumer and ($372,408) for Wholesale.  Consumer cash consumption includes aggregate cash payments of $800,000 for acquisitions and $269,500 on acquisition notes (related to 2003 acquisitions).  The Company anticipates that it will consume cash within Consumer as revenues increase, products are added to inventories, and we implement our business plan.  In addition, Wholesale will consume cash as it competes against lower gross margins and it supports implementation of our business plan.   We can not be assured that we will continue to obtain funds from these or any other sources to meet our need for additional capital resources.

                The Companies’ cash as of December 31, 2004 ($46,956) is insufficient to continue operations for more than a very short period of time; the Company will need to raise significant capital for both its continuing operations and to implement its business plan.  As of December 31, 2004, the Company expects that it will need to raise at least $1,300,000 in cash to cover our anticipated operating expenses for the twelve month period thereafter.

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

Critical Accounting Policies

                The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements; and the reported amounts of revenues and expenses during the reporting periods.  We are required to make judgments and estimates about the effect of matters that are inherently uncertain. .Although, we believe our judgments and estimates are appropriate, actual future results may be different; if different assumptions or conditions were to prevail, the results could be materially different from our reported results.

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

Forward-Looking Statements

                This Form 10-KSB contains forward-looking statements.  Forward-looking statements are statements concerning plans, objectives, goals, strategies, expectations, intentions, projections, developments, future events, performance or products, underlying (express or implied) assumptions and other statements which are other than historical facts.  In some cases forward-looking statements can be identified by the use of forward-looking words such as “believes”, “expects”, "ma,", "will", "should", "could", "intends", "plan,", "anticipates", "contemplates",

"estimates", "predicts", "projects", and other similar terminology or the negative of these terms or by discussions of plans or strategy that involve risks or uncertainties Management wishes to caution the reader that these forward-looking statements including, but not limited to, statements regarding the Company’s marketing –plans, goals, competitive and technology trends, and other matters that are not historical facts are only predictions.  No assurances can be given that such predictions will prove correct or that the anticipated future results will be achieved.  Actual events or results may differ materially either because one or more predictions prove to be erroneous or as a result of other risks facing the Company.  Forward-looking statements should be read in light of the cautionary statements and important factors described in this Form 10-KSB, including, but not limited to, the Sections titled “The Factors That May Affect Future Results” shown as Item 1A and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.  The risks include, but are not limited to, the risks associated with an early-stage company that has only a limited history of operations, the comparatively limited financial resources of the Company, the intense competition the Company faces from other established competitors, technological changes that may limit the ability of the company to market and sell its products and services or adversely affect the pricing of these products or services, and management that has only limited experience in developing systems and management practices.  Any one or more of these or other risks could cause actual results to differ materially from the future results indicated, expressed, or implied in such forward-looking statements.  We undertake no obligation to update or revise any forward-looking statement to reflect events, circumstances, or new information after the date of this Form 10-KSB or to reflect the occurrence of unanticipated or other subsequent events, and we disclaim any such obligation.

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

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUTANTS

                None.

ITEM 8A.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

                The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, but that such disclosure controls and procedures are not effective to insure reporting is on a timely basis.  In addition, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate but that such disclosure controls and procedures are not effective to insure information is communicated to allow for timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

                There have not been any changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

                The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  The Company’s internal control over financial reporting has been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

                The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets of the Company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorization of management and directors of the Company; and provide reasonable assurance regarding prevention or detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.  Management believes the internal control policies and procedures have been and are likely to continue to be effective in meeting these needs.

                In addition, the Company’s internal control over financial reporting also includes policies and procedures that pertain to the timeliness of information and reporting, both to management and to the public.  These policies and procedures are important to support Management’s decision making processes, to quickly identify inappropriate activities and minimize loss, and to empower investors with timely information in support of their investment decisions.  Management has determined that these internal control policies and procedures have not been effective to ensure that financial statements for internal and external reporting purposes are prepared on a timely basis.  In addition, management does not believe the necessary changes to these control policies and procedures to rectify this deficiency have been implemented.  As such, management believes financial statements may continue to suffer from lack of timely preparation and dissemination, and that this condition will continue until adequate changes have been designed and implemented.

                Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS

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

                The officers serve at the pleasure of the Board of Directors.  Information as to the directors and executive officers of the Company is as follows:

Name	Age	Position	Date Elected

Ronald G. Weaver	59	President, Chief Executive Officer & Director	2003
John L. Castiglione	33	Treasurer and Director	2000
Farid Shouekani	40	Chief Technical Officer & Director	2003
Jason A. Sunstein	33	V.P. Finance, Secretary and Director	2000
Paul E. Atkiss	49	Chief Financial Officer and Director	2004
James R. Balestraci	39	Chief of International Wholesale Operations & Director	2004

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

                John L. Castiglione, age 32, is Treasurer and Director of the Company and has held these positions since September 2000.  Prior to joining the Company, Mr. Castiglione held marketing positions with Fujitsu Business Communications Systems (1999), Starbucks Specialty Sales (1998), TSR Wireless (1996-1998), and ICG Communications (1998-2000). Mr. Castiglione attended San Diego State University where he studied Business as well as Industrial and Organizational Psychology (non-degreed).

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

                Jason A. Sunstein, age 32, is Vice President Finance and Secretary and Director and has held these positions since 2000.  Prior to joining the Company, Mr. Sunstein was a V.P. and Secretary of Tri-National Development Corp., formerly a publicly-traded real estate company.  In October of 2001, Tri-National filed for bankruptcy reorganization.  Mr. Sunstein resigned from Tri-National in May of 2002.  During 1998 and 1999 while Mr. Sunstein was corporate secretary at Tri-National, Tri-National retained the services of a finder to introduce it to potential investors.  It was later discovered that the finder had violated certain Wisconsin securities laws.  With the result that Tri-National refunded and rescinded the investments made by these investors.  Mr. Sunstein attended the School of Business at San Diego State University where he majored in Finance (non-degreed).

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

                James R. Balestraci, age 39, is Chief of International Wholesale Operations and Director and has held this position since January 2004.  Prior to joining the Company, Mr. Balestraci was the President and founder of Adoria Communications, LLC and served in that capacity for 2 years. Mr. Balestraci joins Viper Networks with over 11 years of successful telephony engineering and sales experience having worked for some of the premier firms in the industry. This includes 9 years immediately prior to founding Adoria Communications with Network Plus, Inc., where he held various sales and marketing positions.  Mr. Balestraci holds a Bachelors of Science degree from Plymouth State University with an emphasis in marketing.

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

                Paul Goss, age 61, is an Advisory Board Member of the Company. Mr. Goss has been legal counsel to the Company since September 2000.  Mr. Goss had been the Executive Vice President and General Counsel for One Capital Corporation, a private merchant bank with offices in New York and Denver from 1990 until 2005.  Prior to joining Capital One, Corporation, Mr. Goss was engaged in the private practice of law in Denver, Colorado with a concentration in real estate, corporate, and merger and acquisition law both domestic and international.  He is a member of the Denver and Colorado Bar Associations.  Mr. Goss has a Masters in Business Administration (degree) in addition to his Juris Doctor (degree) from the University of Denver.

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

Footnote:
(1)

During the calendar year ending December 31, 2004, Mr. Atkiss was awarded the following as stock options:  (a) an option to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.526 per share with the option expiring on June 2, 2014; and (b) an option to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.450 per share with the option expiring on September 17, 2014.

                There were no options exercised during the 2004 fiscal year and 650,000 unvested options were forfeited upon the resignation of an officer.

                A summary of Executive and Officer option holdings as of December 31, 2004 are shown below:

SUMMARY - EXECUTIVE OPTION HOLDINGS, 12/31/04
	OUTSTANDING	IN THE MONEY
NAME	as of	SHARES	EXERCISE	MARKET
	12/31/05		COST	VALUE*
Ron Weaver	750,000	750,000	$79,000	$225,000
John Castiglione	750,000	750,000	$105,000	$225,000
Farid Shouekani	250,000	250,000	$62,000	$75,000
Jason Sunstein	750,000	750,000	$105,000	$225,000
Paul Atkiss	1,000,000	0	$0	$0
Stephen Young	100,000	100,000	$3,400.	$30,000

TOTAL	3,600,000	2,600,000	$354,400	$780,000
		* At the 12/31/04 closing price of $0.30

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

                In July, 2001 (and continuing thru December 31, 2003) the Company entered into an oral month-to-month lease for the rental of office space from Jason A. Sunstein, an officer and director of the Company, which required that the Company pay Mr. Sunstein the sum of $1,100 per month in payment of all office space and utilities.  While the Company believes that the office arrangement with Mr. Sunstein was undertaken on terms that were no different than those the Company could have obtained in an arms-length transaction with an unrelated party, the Company completed only a limited evaluation of other alternatives.

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

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following Exhibits are attached or incorporated by reference, as stated below.

3.1(a)	Articles of Amendment to Articles of Incorporation of Tinglefoot Mining, Inc.*
3.1(b)	Articles of Amendment to Articles of Incorporation of Mexico Investment Corporation*
3.1(c)	Articles of Amendment to the Articles of Incorporation of Baja Pacific International, Inc.*
3.1(d)	Articles of Incorporation of Taig Ventures, Inc.**
3.1(e)	Articles of Incorporation for Coliance Communications, Inc.#*
3.1(f)	Articles of Incorporation for Mid-Atlantic International, Inc.#*
3.1(g)	Articles of Organization for Adoria Communications, LLC#**
3.3	By-Laws for Viper Networks, Inc.*
3.3(a)	By-Laws for Coliance Communications, Inc. #**
3.3(b)	By-Laws for Mid-Atlantic International, Inc. #**
10.1	Securities Purchase Agreement and Plan of Reorganization*
10.2	Viper Networks, Inc. 2000 Equity Incentive Plan*

10.3	Employment Agreement (Wray)*
10.4	Employment Agreement (Castiglione)*
10.5	Employment Agreement (Sunstein)*
10.6	Agreement of Purchase and Sale of Assets (between Viper Networks, Inc. And Tri-National Development Corporation)*
10.7	Addendum to the Agreement of Purchase and Sale of Assets Between Viper Networks, Inc. And Tri-National Development Corporation*
10.8	Settlement Agreement And General Release of Claims (between Viper Networks, Inc. And Tri-National Development Corporation)*
10.9	Month-to-Month Industrial Lease**
10.10	Month-to-Month Industrial Lease***
10.11	Securities Merger Agreement (Mid-Atlantic)#**
10.12	Amendment to Securities Merger Agreement (Mid-Atlantic) #**
10.13	Securities Merger Agreement (Adoria) #**
10.14	Push to Talk Services Reseller Billing Direct Agreement with ITXC, Inc.
14	Code of business Conduct and Ethics
23.1	Consent of Independent Accountants, Armando C. Ibarra, C.P.A., P.C.
31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
- Form 8K December 30, 2004

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

                The anticipated aggregate fees to Armando C. Ibarra, CPA, P.C., for professional services rendered for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2003 and for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-QSB for that fiscal year are estimated at $ 10,000.  The aggregate fees to Armando C. Ibarra, CPA, P.C., for professional services rendered for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2004 and for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-QSB for that fiscal year were $ 11,800.  Audit related services generally include fees for accounting consultations, business acquisitions, and work related thereto.  No audit-related fees for assurance and related services were billed by or paid to Armando C. Ibarra, CPA, P.C. in 2003 or in 2004.

Tax Fees

An aggregate of $0 was spent for Tax Fees (as defined in Item 14(3) of Form 10-KSB of the Securities and Exchange Commission) during the last two fiscal years ended December 31, 2004.

Other Fees

No other fees for audit-related services or products were billed by or paid to Armando C. Ibarra, CPA, P.C. in 2003 or in 2004.

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

Viper Networks, Inc.

By: /s/ Farid Shouekani Farid Shouekani Chief Executive Officer	Date: May 5, 2006

By: /s/Paul E. Atkiss Paul E. Atkiss Chief Financial Officer/Principal Accounting Officer	Date: May 5, 2006

                In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Farid Shouekani Farid Shouekani Chief Executive Officer & Director	Date: May 5, 2006

By: /s/Paul E. Atkiss Paul E. Atkiss Chief Financial Officer, Secretary & Director	Date: May 5, 2006

By: /s/ Ronald G. Weaver Ronald G. Weaver Chief Executive Officer & Director	Date: May 5, 2006

Index to Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheet as of December 31, 2004	F-3

Consolidated Statements of Operations for the Years Ended December 31, 2004 and 2003	F-4

Consolidated Statements of Stockholders’ Deficit for the Years Ended December 31, 2004 and 2003	F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2004 and 2003	F-6 – F-7

Notes to the Consolidated Financial Statements	F-8 – F-25

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

/s/ Armando C. Ibarra
ARMANDO C. IBARRA, CPA May 5, 2006 – restated see note 15 April 14, 2005 Chula Vista, Ca. 91910

VIPER NETWORKS, INC. AND SUBSIDIARIES
Consolidated Balance Sheet

December 31,
2004

ASSETS
Current Assets:
Cash	$46,956
Sort-term investments	5,000
Accounts receivable, net of allowance for doubtful accounts and sales returns (Note 4)	121,948
Inventories	72,020
Other current assets (Note 4)	59,324

Total current assets	305,248

Property and equipment, net (Note 4)	497,226
Investments in unconsolidated businesses (Note 3)	46,833
Goodwill (Note 5)	424,541

Total assets	$1,273,8485

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$375,564
Accrued liabilities (Note 4)	61,915
Loans from related party (Note 7)	607,094
Taxes payable	2,623
Deferred revenues	82,103
Short term debt	97,647
Stock subscription deposit (Note 8)	81,380

Total current liabilities	1,308,326

Commitments and Contingencies (Note 10)	-

Stockholders equity:
Preferred stock: Class A, authorized 100,000 shares at $1.00 par value, -0- shares issued and outstanding (Note 11)	-
Preferred stock: Class B, authorized 10,000,000 shares at $1.00 par value, -0- shares issued and outstanding (Note 11)	-
Common stock: 250,000,000 shares authorized of $0.001 par value, 121,222,899 shares issued and outstanding	121,223
Additional paid-in capital	11,425,685
Stock subscription receivable (Note 6)	(125,000)
Unearned stock-based compensation	(253,318)
Accumulated deficit	(11,124,943)
Accumulated comprehensive loss	(78,125)

Total stockholders’ equity	(34,478)

Total liabilities and stockholders’ equity	$1,273,848

The accompanying notes are an integral part of these consolidated financial statements.

VIPER NETWORKS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Year ended Dece	mber 31,
	2004	2003

Net Revenues	$4,612,783	$433,376
Cost of revenues	4,108,185	296,853

Gross Margin	504,598	136,523

Operating Expenses:
General and administrative	3,660,801	1,462,566
Bad debt expense	83,712	-
Equity loss from unconsolidated subsidiaries	181,067	27,001
Impairment of purchased intangibles	3,396,138	792,440
Impairment of purchased assets	1,092,100	-

	8,413,818	2,282,007

Loss from operations	(7, 909,220)	(2,145,484)

Other income (expenses)
Realized gain on marketable securities	15,761	8,173
Interest expense	(73,060)	(60,495)
Other income (expense)	2,327	(3,048)

Total other income (expenses)	(54,972)	(55,370)

Net loss	$(7,964,192)	$(2,200,854)

Basic loss per share	$(0.08)	$(0.06)

Weighted average number of shares outstanding	101,961,298	37,243,157

The accompanying notes are an integral part of these consolidated financial statements.

VIPER NETWORKS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Deficit

	Common Stock		Additional Paid-In Capital	Stock Subscriptions	Unearned stock-based	Accumulated	Other Comprehensive	Total Stockholders’
	Shares	Amount	(Deficit)	Receivable	Compensation	Deficit	Loss	Deficit

Balance, December 31, 2002	17,640,689	$17,641	$1,046,165	$(125,000)	$(4,700)	$(959,897)	$-	$(25,791)
Issuance of common stock for cash	7,538,457	7,538	400,722	-	-	-	-	408,260
Issuance of common stock for services received	28,130,000	28,130	930,095	-	-	-	-	958,225
Issuance of common stock loan interest	675,000	675	51,650	-	-	-	-	52,325
Issuance of common stock for acquisition	24,602,000	24,602	1,093,728	-	-	-	-	1,118,330
Employee compensation fund	210,000	210	54,745	-	-	-	-	54,955
Stock-based compensation	-	-	324,274	-	(319,848)	-	-	4,426
Comprehensive loss	-	-	-	-	-	-	(48,018)	(48,018)
Net loss for the year ended December 31, 2003	-	-	-	-	-	(2,200,854)	-	(2,200,854)

Balance, December 31, 2003	78,796,146	78,796	3,901,379	(125,000)	(324,548)	(3,160,751)	(48,018)	321,858
Issuance of common stock for cash	14,244,836	14,245	2,127,218	-	-	-	-	2,141,463
Issuance of common stock for services received	12,113,382	12,114	908,047	-	-	-	-	920,161
Issuance of common stock loan interest	-	-	-	-	-		-
Issuance of common stock for acquisition	4,500,000	4,500	4,090,000	-	-	-	-	4,094,500
Conversion of notes payable and interest	646,322	646	201,327	-	-	-	-	201,973
Issuance of common stock for stock dividend	10,632,213	10,632	(10,632)	-	-	-	-
Employee Compensation Fund	290,000	290	213,645	-	-	-	-	213,935
Stock-based compensation	-	-	(5,299)		71,230	-	-	65,931
Comprehensive loss	-	--	-	-	--	-	(30,107)	(30,107)
Net Loss for the year ended December 31, 2004	-	-	-	-	-	(7,964,192)	-	(7, 964,192)

Balance, December 31, 2004	121,222,899	$121,223	$11,425,685	$(125,000)	$(253,318)	$(11, 124,943)	$(78,125)	$(34,478)

The accompanying notes are an integral part of these consolidated financial statements.

VIPER NETWORKS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended December 31,

	2004	2003

Cash flows from operating activities:
Net loss	$(7, 964,192)	$(2,200,854)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	291,549	54,052
Allowance for doubtful accounts and sales returns	76,272	-
Amortization of stock-based compensation	65,931	4,426
Amortization of stock-based interest	19,944	32,381
Equity loss from unconsolidated subsidiaries	181,067	2,498
Impairment of purchased intangibles	3,396,138	792,440
Impairment of purchased assets	1,092,100	-
Stock based compensation	948,163	950,081
Interest accrual	(1,446)	14,347
(Gain) on sale of marketable securities	(15,761)	(13,173)
Changes in assets and liabilities:
Accounts receivable	(52,736)	(42,993)
Inventories	(72,020)	-
Prepaid expenses	739	(17,941)
Other current assets	(35,039)	(1,750)
Accounts payable	240,061	18,458
Accrued liabilities	22,268	2,047
Accounts payable related party	-	(58,618)
Taxes payable	(885)	1,746
Deferred revenues	79,625	-

Net cash used in operating activities	(1,728,222)	(462,853)

Cash flows from investing activities:
Acquisitions, net of cash acquired	(757,091)	15,436
Purchases of property and equipment	(182,594)	(13,931)
Proceeds from sale of property and equipment	5,056
Purchases of marketable securities	-	(43,515)
Sales of marketable securities	-	13,595

Net cash used in investing activities	(935,629)	(28,415)

The accompanying notes are an integral part of these consolidated financial statements.

VIPER NETWORKS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,355,398	463,215
Net borrowing (repayments) under revolving credit lines	(107,661)	(72)
Repayment of debt from acquisition	(269,500)	-
Proceeds from short term debt	143	40,850
Repayments of short term debt	(15,000)	(27,000)
Proceeds from shareholder loans	753,041	136,158
Repayments of shareholder loans	(228,303)	(107,960)
Proceeds from convertible loans	150,000	175,000
Repayments of convertible loans	(75,000)	(75,000)
Payments on capital lease obligations	(35,086)	(9,695)
Stock subscription deposits	11,435	61,415

Net cash provided by financing activities	2,539,467	656,911

Net increase in cash	(123,384)	165,643
Cash at the beginning of the year	170,340	4,697

Cash at the end of the year	$46,956	$170,340

Supplemental schedule of cash flow activities
Cash paid for:
Interest	$20,839	$126,465
Income taxes	$800	$800
Non-cash investing and financial activities:
Common stock issued for business acquisition	$4,094,500	$1,118,330
Common stock issued in payment of services	$920,161	$958,225
Common stock issued in payment of convertible loans	$201,973	$-
Common stock issued in payment of convertible loan interest	$-	$52,325

The accompanying notes are an integral part of these consolidated financial statements.

VIPER NETWORKS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

b. Basis of presentation

The Company’s consolidated financial statements are prepared using the accrual method of accounting and include Viper-CA and its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated.  Investments in businesses which the Company does not control, but has the ability to exercise significant influence over operating and financial policies are accounted for using the equity method and are included in Investments in Unconsolidated Businesses on the consolidated balance sheet.

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

h. Revenue recognition

The Company recognizes revenues and the related costs for voice, data and other services along with product sales when persuasive evidence of an arrangement exists, delivery and acceptance has occurred or service has been rendered, the price is fixed or determinable, and collection of the resulting receivable is reasonably assured.  Service revenue from monthly and per minute fee agreements is recognized gross, consistent with Emerging Issues Task Force (EITF) No. 99-19 “Reporting Revenues Gross as a Principal Versus Net as an Agent”, as the Company is the primary obligor in its transaction, has all credit risk, maintains all risk and rewards, and establishes pricing.  Combined product and service agreements are allocated consistent with EITF No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables” with the multiple deliverables divided into separate units of accounting.  Revenue is allocated among the separate units of accounting based on their relative fair value.   Support and maintenance sales are recognized over the contract term.  Amounts invoiced or collected in advance of product delivery or providing services are recorded as deferred revenue.

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

	Year Ended December 31,

	2004	2003

Net loss (numerator)	$(7,964,192)	$(2,220,854)
Weighted average shares outstanding for basic net loss per share (denominator)	101,961,298	37,243,157

Per share amount	$(0.08)	$(0.06)

VIPER NETWORKS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary transactions (“SFAS 153”).  This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception of exchanges of non-monetary assets that do not have commercial substance.  Under SFAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss.  SFAS 153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005.  The adoption is not expected to have a material effect on the Company’s results of operations or financial conditions.

NOTE 2 -	GOING CONCERN

The Company’s consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred a loss from inception on September 14, 2000 through December 31, 2004, which has resulted in an accumulated deficit of $11,124,943 at December 31, 2004 which raises doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

The Adoria acquisition was were accounted for using the purchase method and, accordingly, results of operations of the acquired company are included in the Company’s operating results as of the date of purchase.

Adoria

Current assets	$101,972
Fixed assets	72,515
Other intangible assets	-
Goodwill upon acquisition	3,482,238
Current liabilities	82,225
Long-term liabilities	-

Aggregate purchase price	$3,574,500

During May 2004, the Company acquired an aggregate 50% of the membership interests of Brasil Communications, LLC (“Brasil LLC”) in two concurrent transactions with Software Innovations, Inc. (“SII”) and Brasil LLC.  Brasil LLC owns and operates a VoIP network with licenses and operations in Brazil and El Salvador.  As consideration for the purchase, the Company issued 2,000,000 shares of the Company’s Common Stock to SII and $300,000 payable in cash to Brasil LLC for an aggregate purchase price of $1,320,000, recorded on the consolidated balance sheet as an in investment in unconsolidated businesses.  Management intends to expand the Company’s global VoIP network and hardware sales into Latin America through this investment.

Subsequently, the Company evaluated the fair market value of the assets and liabilities held by Brasil LLC, as shown below, and determined its investment to be impaired:

VIPER NETWORKS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

NOTE 3 -	ACQUISTIONS (continued)

Brasil LLC FMV

Fixed assets	$130,000
Other intangible assets (license)	100,100
Net current assets (liabilities)	(2,200)

Aggregate FMV of purchased Assets	$227,900

Since the Company determined this to be other than a temporary impairment, a charge against earnings was taken in the amount of $1,092,100 for Impairment of Purchased Assets.  Following this charge, the book value of Brasil LLC investment was $227,900.  For the year ended December 31, 2004 the Company recorded $181,067 as its 50% equity share in Brasil LLC operating loss subsequent to the Company’s investment.  At December 31, 2004 the Company’s equity investment was $46,833.

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

December 31,
2004

Balance at beginning of year	$338,441
Goodwill from acquisitions	3,482,238
Impairment losses	(3,396,138)

Balance at end of year	$424,541

NOTE 6 -	STOCK SUBSCRIPTION RECEIVABLE

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

During Fiscal 2004, certain of the Company’s shareholders advanced the Company $753,041 under short term promissory notes.  At December 31, 2004, outstanding advances plus accrued interest from these shareholders were $607,094.

The following individuals advanced funds to the Company in 2004:

VIPER NETWORKS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

NOTE 7 -	RELATED PARTY TRANSACTIONS (Continued)

Shareholder	Funds Advanced during 2004	December 31, 2004

Sunstein	$153,070	$100,571
Castiglione	153,075	100,575
Balestraci	25,000	25,139
Shouekani	421,896	380,808

TOTAL	$753,041	$607,094

The terms of the unsecured Notes carried full payment of principal and accrued interest as of the end of the following fiscal year.  All loans were rolled forward into similarly termed notes in 2005, payable at the end of 2006.  Interest on the Notes accrued at a rate equal to the Treasury Bills annual rate of interest announced monthly by the U.S. Government for one year Treasury Constant Maturities.

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

The components of net deferred tax assets are as follows:

December 31,
2004

Deferred tax assets:
Net operating loss carryforward	$3,418,382
Other assets	1,391

3,419,774
Less valuation allowance	(3, 419,774)

$-

As a result of the Company’s losses to date, there exists doubt as to the ultimate realization of the deferred tax assets.  Accordingly, a valuation allowance equal to the total deferred tax assets has been recorded at December 31, 2004.

At December 31, 2004, the Company had federal and state net operating loss carryforwards for tax purposes of approximately $8,389,000 and $7,647,000 which may be available to offset future taxable income and which, if not used, begin to expire in 2010 and 2012, respectively.

NOTE 10 -	COMMITMENTS AND CONTINGENCIES

Operating Lease Obligation

In July, 2004 the Company entered into a twenty-four month lease agreement for office space housing its corporate headquarters and sales; monthly rent for this space is $2,474.  In August, 2004 the Company entered into a forty lease agreement for administrative and warehouse space; monthly rent for this space is $3,969 with an option to terminate the lease after twenty-four months upon payment of certain unamortized lease costs.  Rent expense for the year ended December 31, 2004 and 2003 was $43,328 and $44,483, respectively.

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

Had compensation cost for the Company’s stock-based compensation plan been determined based on the fair value at the grant dates for awards under those plans consistent with the method described in SFAS 123, the Company’s net loss would have been as follows:

	Year Ended December 31,

	2004	2003

Net loss:
As reported	$(7, 964,192)	$(2,200,854)
Pro forma	$(8, 080,696)	$(2,211,813)

Basic loss per share:
As reported	$(0.08)	$(0.06)
Pro forma	$(0.08)	$(0.06)

NOTE 14 -	SUBSEQUENT EVENTS

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

The restatement includes additional disclosures regarding; business investments (Balance Sheet, Statements of Operations, and Statements of Cash Flows, captions and footnote 3), goodwill (Balance Sheet, Statements of Operations, Statements of Cash Flows, and footnotes 3 and 5), related party transactions (Statements of Cash Flows and Footnote 7), and footnote disclosures (footnotes, 1-h, 1-k, 9, 10, and 13).

The accompanying audited financial statements as of December 31, 2004, along with the auditors report dated April 14, 2005, have been restated as of May 5, 2006 to solely address the items noted above.