Form 10KSB
period 2005-12-31
VIPER NETWORKS INC
filed 2006-06-01
CIK 1133192

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒       Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State issuer's revenues for its most recent fiscal year: $3,482,549.

The aggregate market value of the voting stock held by non-affiliates (144,855,249 shares of Common Stock) was $13,761,248 as of December 31, 2005. The stock price for computation purposes was $0.095. This value is not intended to be a representation as to the value or worth of the Registrant's shares of Common Stock. The number of shares of non-affiliates of the Registrant has been calculated by subtracting shares held by persons affiliated with the Registrant from outstanding shares. The number of shares outstanding of the Registrant's Common Stock as of December 31, 2005 was 151,048,582.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date. Number of Common Shares outstanding as of December 31, 2005 was 151,048,582.

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

In November 2000, the Company entered into a Securities Purchase Agreement and Plan of Reorganization (the "California Reorganization") with Viper Networks, Inc., a California corporation ("Viper-CA"). Viper-CA was formed on September 14, 2000. Under the terms of the California Reorganization, the Company exchanged 36,000,000 shares of its Common Stock for all of the then-outstanding common shares of Viper-CA with the result that Viper-CA became a wholly-owned subsidiary of the Company. Viper-CA’s business was that of an application service provider. The Company then changed its name to Viper Networks, Inc. and the Company effected a complete change of the Company and its Board of Directors and officers to position the Company to execute a new business strategy as described below.

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

On January 30, 2004, the Company entered into a Securities Merger Agreement (the “Adoria Agreement”) with James R. Balestraci, the sole holder of the membership interests of Adoria Communications, LLC, a Delaware limited liability company (“Adoria”). Under the terms of the Adoria Agreement, the Company acquired all of Mr. Balestraci’s membership interests in Adoria in exchange for: (1) cash payments totaling $500,000 and (2) the Company’s issuance of 2,500,000 shares of the Company’s Common Stock with 500,000 of these shares (the “Performance Shares”) of the Company’s Common Stock subject to the condition that Adoria’s financial results in 2004 must equal or exceed its financial results in 2003 (aggregate purchase price $3,574,500). In the event that Adoria’s financial results in 2004 did not equal or exceed its 2003 results, the Performance Shares were to be cancelled and returned as treasury stock. As it happened, Adoria’s 2004 financial results exceeded its 2003 results and the Performance Shares were earned. Adoria was a reseller of internet traffic routes and capacity, especially in Europe and Asia. Through this acquisition the Company hoped to acquire the capability for dynamic network routing through the utilization of internet routes routinely exercised by Adoria, and management expertise regarding least cost routing alternatives of international internet-based telephony traffic. As a result of this acquisition, Mr. Balestraci joined the Company as Chief of International Wholesale Operations and a Director.

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

In May 2005 and pursuant to an action taken by the Company's stockholders in December 2003, the Company changed its state of domicile from Utah to Nevada. As a result, the Company became a Nevada corporation and subject to the Nevada General Corporation Law.

In June, 2005 SII, Brasil LLC, and the Company reached a settlement agreement and release to terminate the Company’s 50% ownership in Brasil LLC arising from a disagreement between SII and the Company over responsibility for operating cash calls by, the management of, and the operation of Brasil LLC. The Company assigned its 50% interest in Brasil LLC to SII, and SII returning to the Company 1,375,000 shares of the Company’s Common Stock previously issued to them as part of the original purchase price paid for the Brasil LLC acquisition (inclusive of the Company’s subsequent 10% stock dividend). At December 31, 2005 the Company had no equity investment in Brasil LLC.

In November 2005 the Company began plans for a new business unit intended to focus on direct sales (telemarketing) of ‘flat-rate’ monthly plans to consumers. To lead this business unit, the Company entered into an employment agreement with Mr. Nabil Youkhana, and individual with considerable experience in telemarketing to population grouped similar to those targeted by the Company. We anticipate these efforts to begin producing results during 2006.

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

In fiscal 2005 substantially all of the Company's revenues were generated from the sale and provisioning of VoIP products, services and technology with approximately 94% of our sales revenues derived from the sale of services and 6% from the sale of products as described in the section entitled, “Products and Services” below. We do not own or hold any proprietary or intellectual property rights to the technology used in its vPhone products. The Company holds no applicable patents, trademarks, or licenses, and derives none of its income from franchises, royalty agreements, or the similar.

Our corporate structure is primarily organized around four wholly-owned operating subsidiaries:

Viper International LLC (“Viper International”), formed in August 2004, represents the combination of the capabilities obtained through the acquisitions of Mid-Atlantic (9/03) and Adoria (2/04). Viper International’s network is powered by the Company’s Nextone softswitch and is compatible with most VoIP networks (including Sansay, Cisco, and Nextone). Viper International sells wholesale minutes on our VoIP network to other telecommunications providers through our internal sales force.

Viper-CA (“Viper Consumer Products”), which we acquired in November 2000, along with Coliance (7/03) offers an alternative to traditional telephone companies through its suite of VoIP products. Our VoIP products allow voice telephone calls to be placed at a substantial savings compared to traditional calling methods to any phone number in the world over our global VoIP network (no special hardware or software, other than a standard telephone, is needed at the destination end of a call). As of December 31, 2004, we had approximately 12,000 active accounts using our suite of VoIP products.

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

Our Strategy

To the extent that we are able and as conditions allow, our strategy is to become a profitable, leading provider of VoIP telephony products and services worldwide.

Viper entered the VoIP industry earlier than most current competitors. Thus, even though some companies have experienced more explosive growth and have achieved a larger installed base of domestic customers, Viper has a good base of knowledge of the business it competes in. We believe we have a strong understanding of our industry. Since we entered the VoIP industry, we have sought to implement a strategy that may allow us to:: 1) develop a comprehensive call management and billing system that is fully scalable as the customer base grows; 2) acquire knowledge and contacts in the wholesale VoIP transport industry that complements and expands our own network and provides call termination capability to essentially any location on the planet; 3) acquire technical and marketing talent to support the Company’s’ business needs.

From the beginning the Company targeted international VoIP calls. This in part dictated the characteristics of the network, hardware and software we adopted. Although broadband internet connections have become commonplace in the U.S., they still represent only 45 million subscribers in the U.S. and 179 million worldwide - or 17 % of all internet subscribers (http://www.morganstanley.com/institutional/techresearch/pdfs/GSB112005.pdf). With ‘dial-up’ connections so prevalent in the Company’s target market (international calls), this mandated the Company design and implement its network such that it provides VoIP over low-speed internet connections. Most competitors - including Vonage and the offerings of AOL, Yahoo, MSN, and the internet cable companies - do not currently have the capability to offer VoIP over a dialup internet connection.

If we are successful in implementing our strategy and if market conditions allow, we may be able to achieve profitability even as price competition among VoIP providers intensifies. We plan to develop and offer a ‘flat rate’ service for unlimited domestic calls. The Company will selectively target customers with a disproportionate amount of international calling, such as certain ethnic groups who frequently ‘call home’. Since international calls are billed on a per-minute-of-usage basis on top of any ‘flat-rate’ charges (and, since there is less price competition than in the domestic market, per-minute prices on international calls are generally more profitable), we can afford to treat our flat-rate plans as loss leaders toward customers who will prove profitable through their international calling habits. Competitors who are not effectively positioned in a broad international capability will need to depend on their flat-rate plans as their primary profit generator, since they cannot support the dominant percentage of dial-up customers in other countries. Being less ‘selling-price’ sensitive than our competitors, we therefore believe we will be effective with our flat-rate plans.

Our current network consists of gateways in major population centers from which we currently serve 40 markets on a consistent basis. Our goal, if we are able to expand our VoIP network and successfully implement our Strategy (as discussed below), is to serve 108 major population markets worldwide. We also seek to expand our relationships with other providers who can “partner” with us and, if our financial resources allow, to acquire other companies that possess complimentary resources that fit within our overall strategy.

If we are successful in obtaining sufficient additional financial and managerial resources and as market and competitive conditions allow, we intend to implement our Strategy to bring the best possible voice products and services, at an affordable price, to consumers and businesses and enhance the ways in which these customers communicate. The following are key elements of our strategy:

Capitalize on the Growth of VoIP Products and Services.
We believe that if we can implement our Strategy, we will be well positioned to take advantage of the expected growth of the VoIP products and services markets. Technology research firm Jupiter Research predicted that VoIP telephony services would grow to about 400,000 U.S. households by the end of 2004, and to 12.1 million U.S. households by 2009 (http://www.clickz.com/stats/sectors/broadband/article.php/3418651).

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

Focus Retail Sales Efforts on Selected Ethnic Population Centers and Flat-Rate Calling Plans
A new business unit formed in November, 2006 will promote, through a direct sales effort (telemarketing) flat-rate calling plans to ethnic groups who typically make a disproportionately large volume of international telephone calls. Our plan is to remain a low-price provider, but target customers who, because of their penchant for international (i.e., additional charge) calls, are likely to be more profitable to the Company.

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

If we can implement our Strategy, we seek to make significant upgrades to our existing system infrastructure to enhance the support we can provide to new and existing subscribers, as well as our distribution partners. In an emerging industry with world-changing technologies, we are focused on our customers and their experience using our products and services.

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

We believe our products and services help improve the cost, availability, and reliability, of voice communications. Our “vPhone” (and our other consumer VoIP products) provides our customers with rich, robust communications. Our planned global VoIP network consists of gateways in major population centers. The network automatically locates remote servers at the closest point to the end user of each telephone call and routes the call over internet connection to that point - thereby eliminating the high cost of long distance connectivity. With our VoIP network we can terminate (or send) our customers' calls to the proper destination using the most efficient route available.

Consumer Products and Services

The Company offers a full suite of consumer (including residential and small business) VoIP products and services designed to meet our customers’ diverse global voice communications needs (all products are sourced from third parties, who hold any and all applicable intellectual property rights; none of the Company’s current products is deemed to be available from a single source). The Company has designed its network such that products from different manufacturers will function correctly provided the manufacturer adheres to applicable industry standards. In this way, the Company hopes to avoid sole source dependencies.

Our suite of consumer VoIP Products allows calls to be placed to any phone number in the world over our global VoIP network (no special hardware or software, other than a standard telephone, is needed at the destination end of a call).

vPhone

Our vPhone is a USB powered telephone device connected to a personal computer. The vPhone:

•	Greatly reduces the cost of telephone calls by routing them over the internet.
•	Connects and installs in minutes with our proprietary, downloadable vPhone Dialer Software and the included USB cable.
•	Provides superior voice quality wherever a stable internet connection is present.
•	Works with Dial-Up or Broadband internet connections.
•	Allows our customers to pay only for the minutes used without monthly fees, contracts or hidden charges.
•	Allows customers to purchase additional minutes conveniently online.

IP Phone Adaptor (IPA)

Our IP Phone Adaptor is a USB powered device that allows a user to connect any standard telephone to a personal computer. The IP Phone Adaptor:

•	Greatly reduces the cost of telephone calls by routing them over the internet.
•	Connects and installs in minutes with our proprietary, downloadable vPhone Dialer Software and the included USB cable.
•	Connects a standard telephone - or all telephones in a customer’s house or business - to our global VoIP network through their existing internet connection.
•	Is compatible with both traditional wired telephones and with cordless telephones - allowing the user to make calls from anywhere inside a home or office.
•	Works with Dial-Up or Broadband internet connections.
•	Allows our customers to pay only for the minutes used without monthly fees, contracts or hidden charges.
•	Allows customers to purchase additional minutes conveniently online.

Broadband Phone Adaptor (BPA)

Our Broadband Phone Adaptor is a network device that allows a user to connect up to 2 standard telephones (or 1 phone and 1 fax machine) to the internet. The Broadband Phone Adaptor:

•	Greatly reduces the cost of telephone calls by routing them over the internet.
•	Connects a standard telephone - or all telephones in a customer’s house or business - to our global VoIP network through their existing internet connection.
•	Provides 2-line direct connectivity - making it an ideal device for small office/home office (“SOHO”) applications.
•	Connects and installs in minutes to an existing internet connection (requires a broadband internet connection).
•	Is compatible with both traditional wired telephones and with cordless telephones - allowing the user to make calls from anywhere inside a home or office.
•	Eliminates the need for a computer to make or manage calls (does not require our vPhone Dialer Software). Only an internet connection is required.
•	Allows our customers to pay only for the minutes used without monthly fees, contracts or hidden charges.
•	Allows customers to purchase additional minutes conveniently online.

Wi-Fi vPhone

Our Wi-Fi vPhone is an intelligent IP communications device. The Wi-Fi vPhone:

•	Greatly reduces the cost of telephone calls by routing them over the internet.
•	Operates almost like a cell phone; provides VoIP call capability throughout the world where ever a standard 802.11b wireless network exists.
•	Can be used in most any 802.11 Wi-Fi “Hot Spot” location in the world (user ID and Password may be required for privately operated networks).
•	Easily configured and installed in minutes (similar to authentication of a laptop computer for use within your wireless network).
•	Completely self-contained; does not require a personal computer or our vPhone Dialer Software.
•	Allows our customers to pay only for the minutes used without monthly fees, contracts or hidden charges.
•	Allows customers to purchase additional minutes conveniently online.

IP PBX

Our IP PBX provides:

•	Greatly reduces the cost of telephone calls by routing them over the internet.
•	Provides multi-functional telephone features and calling services to Business users, blending access to the local telephone network, the public internet, and internal communications.
•	Provides simultaneous voice, text, data and graphics support over standard telephone lines and/or IP connections.
•	Compatible with existing analog or digital telephones (with optional FXS gateway), or with VoIP-enabled telephones.
•	Intra-company connectivity either through local network or through existing telephone wiring.
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

Calling time

Viper has developed a full suite of account and call management databases, software and servers such that individual telephone calls to any destination in the world served by the Company can be recorded and charged according to unique per-minute calling rates to each destination. The billing and call management system also allows customers to establish an account, purchase pre-paid calling minutes, and review their calling history online without any human interaction. Once a retail customer registers a Viper product and establishes a prepaid account (the “Viper Minutes Account”) they obtain access to the Company’s global VoIP network. Retail calls on our global VoIP network are prepaid by conveniently depositing funds online. The Viper Minutes Account maintains the retail customer’s detailed call records (telephone number, duration, and cost) and remaining prepaid balance.

Viper plans to expand its call and account management system to include the capability to support ‘flat-rate’ plans with unlimited or capped calling volumes to specific domestic and international destinations.

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

To the extent that we are able, we attempt to exploit our moment-to-moment knowledge of market pricing for destinations around the globe to enable us to efficiently price usage of our network while maximizing revenues.

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

A new business unit formed in November, 2006 will promote, through a direct sales effort (telemarketing) flat-rate calling plans to ethnic groups who typically make a disproportionately large volume of international telephone calls. Our plan is to remain a low-price provider, but target customers who, because of their penchant for international (i.e., additional charge) calls, are likely to be more profitable to the Company.

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

The market for telecommunications services is intensely competitive and likely will remain intensely competitive in the future. In addition to the competitors listed above, many companies offer products and services like ours and many have a well established presence in major metropolitan centers. We may not be able to compete successfully with these companies and others that may enter the market. In an emerging industry with world-changing technologies brand name recognition is critical to success; we may not be able to compete effectively with competitors who each possess significantly greater financial, distribution, and marketing resources than we do. If we do not succeed in this competitive marketplace, we will lose customers and our revenue and cash flow will be substantially reduced and our business, financial condition, and results of operations may be materially and adversely affected.

The market for enhanced internet and IP communications services is new and rapidly evolving. We believe that the primary competitive factors determining success in the internet and IP communications market are quality of service, the ability to meet and anticipate customer needs through multiple service offerings, responsive customer care services and price. Future competition could come from a variety of companies both in the internet and telecommunications industries as technology and competitive opportunities evolve. These industries include major companies who have greater resources and large subscriber bases than we have. We also compete in the growing market of discount telecommunications services including calling cards, prepaid cards, call-back services, dial-around or 10-10 calling and collect calling services. In addition, some internet service providers have begun to aggressively enhance their real-time interactive communications, focusing initially on instant messaging, although we expect them to begin to provide PC-to-phone services.

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

To date, we have not incurred significant research and development expenses as we have not had the working capital to fund significant development expenditures. Our ability to offer new products or enhanced features has been dependent on our Suppliers, who are free to offer similar or identical products to other of their customers - our competitors. Accordingly, the Company does not possess a competitive advantage with its suite of VoIP products and services.

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

Over the last decade, the volume of traffic on data networks has grown at a faster rate than traditional telephone networks. This growth has been driven by several factors, including technological innovation, high penetration of personal computers and, in particular, by the rapid expansion of the internet as a global medium for communications, information and commerce. International Data Corporation, a market research firm, estimated in 1999 that the number of internet users worldwide would grow from approximately 142 to 399 million between 1998 and 2002 (http://docs.yahoo.com/docs/advertising/research/TheWeb/GrowthOfWeb/GrowthOfWeb.html). Internet usage has continued to accelerate; in March, 2000 the Angus Reid Group predicted internet usage would reach 1 billion by 2005 (http://www.clickz.com/stats/sectors/geographics/article.php/326181). The Computer Industry Almanac confirmed this level of usage in 2004 (http://www.c-i-a.com/pr0904.htm). Morgan Stanley estimated in 2005 that communications over the internet - not browsing, chat and search - accounted for 44% of all U.S. online usage (http://www.morganstanley.com/institutional/techresearch/pdfs/GSB112005.pdf). This increase in data traffic has necessitated additional data network capacity and quality. As a result, businesses have invested billions of dollars in order to meet this need.

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

911 and E911 Services. On November 12, 2004 the FCC released the “Vonage Order” which, among other things, ruled that providers of ‘interconnected VoIP services’ must provide 911/E911 capability to their customers. The FCC, in a prior Notice, adopted four criteria to determine if 911/E911 regulations would be imposed on a service provider: 1). Real-time, 2-way switched voice services, interconnected with the public switched network, are provided; 2). Customers have a reasonable expectation of access to 911/E911; 3). The provided service competes with traditional CMRS or wireline local exchange service; and, 4) it is technically and operationally feasible to support E911. On June 3, 2005 the Commission released the VoIP 911 Order adopting rules that require interconnected VoIP providers to provide their new and existing subscribers with 911 service no later than November 28, 2005. VoIP service providers were required to also file, not later than November 28, 2005, a Certificaion Letter commenting on the steps taken to satisfy the requirements of the ‘VoIP Order’ and the status of implementation measures. On September 27, 2005 the FCC indicated it would not pursue enforcement of any service provider who achieved compliance with at least 90% of its subscribers. In a November 7, 2005 letter the FCC softened its stance further, indicating service providers who failed to comply need not terminate their service, but should refrain from marketing their service to new customers in areas where they did not provide 911/E911 capability. The Company has not filed a Certification Letter, and does not make available 911/E911 service other than to new customers who purchase DID (“Direct In Dial”) telephone numbers (numbers assigned in conformity with the North American Numbering Plan, NAMP).

No definitive ruling exists on whether or not the type of service currently provided by the Company constitutes an ‘interconnected VoIP Service’ if the customer does not have a DID number. The Company believes it is in compliance with the VoIP 911 Order if it privides 911/E911 capability only to customers with DID numbers and files applicable certification documents. However, it is possible the FCC could rule otherwise, We anticipate additional regulation and government imposed requirements on the Company’s operations in the future.

The Company is working to provide 911/E911 capability to a broad a range of its customers as is feasible, and anticipates the percentage of covered customers will improve as these efforts bear fruit.

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

As of December 31, 2005, we had a total of 6 employees, of which all 6 were full time. In addition, the Company employs independent contractors as required for services not demanding of full-time employment. These services include software development, technical support, and other miscellaneous business support. No independent contractors are deemed to be critical to the business of the Company.

ITEM 1A.     FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company’s business organization, the Company’s reliance upon certain technology and third parties, competitive trends in the marketplace, ever-changing technology, domestic and international regulatory changes, and other factors all involve elements of substantial risk. In many instances, these risks arise from factors over which the Company will have little or no control. Some adverse events may be more likely than others and the consequence of some adverse events may be greater than others. No attempt has been made to rank risks in the order of their likelihood or potential harm. In addition to those general risks enumerated elsewhere, any purchaser of the Company's Common Stock should also consider the following factors.

1. Continued Operating Losses & Early-Stage Company.
The Company has incurred $1,929,685 in losses during the twelve months ending December 31, 2005 and cumulative losses of $13,054,628 since the Company’s inception through December 31, 2005. The Company is an early-stage company and may well incur significant additional losses in the future as well and there can be no assurance that the Company will be successful or that it will be profitable in the future.

2. Current Financial Structure, Limited Equity, Limited Working Capital & Need for Additional Financing.
While the Company’s management believes that its financial policies have been prudent, the Company has relied, in large part, upon the use of common stock financing to provide a substantial portion of the Company’s financial needs. The Company anticipates that it will need to raise significant additional capital to implement is business plan. This dependence upon common equity financing has meant that we are reliant upon the price of our common stock in the public markets, which has dramatically declined over the past two years and there can be no assurance that the price of our common stock will recover. In addition, we have had only limited discussions with potential investors and there can be no guarantee that the Company will receive additional capital from any investors or, if it does receive sufficient additional capital, that it can obtain additional capital on terms that are reasonable in light of the Company’s current circumstances. We have limited equity and limited working capital. Further, the Company has not received any commitments or assurances from any underwriter, investment banker, venture capital fund, or other individual or institutional investor.

3. Auditor's Opinion: Going Concern.
The Company’s independent auditors, Armando C. Ibarra, CPA, P.C., have expressed substantial doubt about the Company's ability to continue as a going concern since the Company is an early-stage company and there exists only a limited history of operations and has continued operating losses.

4. Subordinate to Existing and Future Debt & Authorized But Unissued Preferred Stock.
All of the Common Stock is subordinate to the claims of the Company's existing and future creditors and the holders of the Company's existing preferred stock and any that may be issued in the future.

5. Outstanding Convertible Non-Dilutive Debt to Current and Former Management.
 In August of 2005, we entered into agreements with certain of our current and former officers and directors. Under the terms of these agreements, these individuals returned an aggregate of 16,500,000 shares of our common stock previously awarded as bonuses in connection with their prior employment with the Company and in exchange, we issued an aggregate of 16,500,000 common stock purchase warrants and an aggregate of $838,969.26 in unsecured promissory notes. Each of the notes are convertible, at the option of each noteholder, into shares of the Company’s common stock (using the 52-week low trading range of the Company’s public common stock price) and the number of shares so issued in payment of all accrued and unpaid interest and principal cannot be reduced as a result of any reverse split of the Company’s common stock or any recapitalization. Further, the number of shares issuable to each noteholder are described in each note as non-dilutive; that is the number of shares that may be purchased upon conversion any note will increase in direct proportion to any increase in the number of shares issued by the Company after the issuance of the notes. The warrants grant the holder the right to purchase our common stock at an exercise price of $0.25 per share and the warrants do not expire until August 26, 2009. While the Company believed at the time the issuance of the notes and warrants served to support the Company’s plans, the terms of the notes and the warrants may limit the ability to raise additional capital. Further, while the transactions involve the return of shares previously issued in connection with the Company’s payment of employment bonuses, the Company did not undertake any evaluation of whether the transactions do not expose the Company to potential claims under the California Labor Code and other state employment rules and regulations.

6. Conflicts of Interest.
As a small company, we are dependent, from time to time, upon one or more our officers and directors to assist us in meeting our financial obligations. In some cases, we may enter into an agreement with an officer or director who assists us in completing one or more transactions or in providing us with financing or other services. These transactions involve a conflict of interest. A conflict of interest arises whenever a party has an interest on both sides of a transaction. While we believe that we have and will continue to enter into such agreements with officers and directors on terms that are no different than that which we can obtain from independent third parties, there can be no assurance that we will always be successful in these efforts or that we can successfully resolve conflicts of interest to fully satisfy our obligations to our Company and our stockholders.

7. Dependence & Reliance Upon Others.
Some of our products and services may rely upon hardware, software, and communications systems provided by others. For this reason we may become dependent upon third parties which may materially and adversely affect our ability to offer distinct products and services which may result in adverse pricing pressures on our products with resulting adverse impact on our profits, if any.

8. Recent Acquisitions & Limited History of Operations.
During the fiscal year ending December 31, 2005, we generated $3,482,549 in net revenues, primarily through our acquisition of Coliance and Mid-Atlantic in 2003 and our acquisition of Adoria in 2004. We will need to further increase our revenues and successfully develop and implement our business strategy in an ever-changing and challenging marketplace if we are to succeed. In the event that we are not able to successfully develop and implement our business strategy, we may be subject to continuing significant risks and resulting financial volatility. Our limited history and the continuing technological and competitive challenges that we face are beyond our ability to control. For these and other reasons we may incur continuing and protracted losses with the result that an investor may lose all or substantially all of their investment.

9. Matter of 911 and Emergency Calling Services and Exposure to Liability.
Both our emergency calling service and our E911 calling service are different, in significant respects, from the emergency calling services offered by traditional wireline telephone companies. In each case, those differences may cause significant delays, or even failures, in callers’ receipt of the emergency assistance they need. Traditional wireline telephone companies route emergency calls over a dedicated infrastructure directly to an emergency services dispatcher at the public safety answering point, or PSAP, in the caller’s area. Generally, the dispatcher automatically receives the caller’s phone number and actual location information. While our system being deployed is designed to route calls in a similar fashion to traditional wireline services, our 911 services are not yet available in all locations. Further to the extent that it is not available in a specific location or to the extent that a caller experiences delays in obtaining and accessing emergency calling services, we may face significant liability.

10. Matter of National Security Agency and Potential Liability.
As a provider of telephone services, our company may be asked to provide information regarding our customer telephone records to the National Security Agency (NSA) and governmental agencies in connection with efforts taken by these agencies to fight the war against terror. In the event that we assist the NSA and other agencies in providing such information, we may be exposed to potential liability in violating the privacy rights of our customers. We may also face the loss of revenues and customer good will.

11. Decreasing Pricing Trends.
Domestic and international telecommunications prices continue to decrease and we anticipate that this trend will continue. Further, users who select our services may switch to the services offered by our competitors to take advantage of lower priced services offered by them. Such continued competition or continued price decreases may require us to lower our prices to remain competitive. This will serve to reduce our revenue and lead to loss of customers or a decrease in our growth and may delay or prevent us from achieving profitability.

12. Consumer Acceptance of VoIP Technology and Competitive Issues.
The market for VoIP services continues to grow and develop. While we believe that a significant portion of this growth is due to customers who are “early adopters,” as this market segment utilizes VoIP services in larger numbers, if we are to achieve any growth in revenues, we will likely incur higher marketing expenses in attracting customers from other segments. For these reasons, we may experience lower growth and higher expenses than our larger competitors. Further, our larger competitors have entered into co-marketing agreements with other technology and internet companies and, in other cases, they are offering VoIP services bundled with other internet services that we do not offer and have no ability to offer. These and other competitive conditions will serve to severely limit our ability to compete effectively.

13. Flaws in Technology and Systems.
While we believe that our VoIP serve network offers a high level of system integrity, flaws in our technology and systems may arise which may create disruptions and other outages. Software and hardware malfunctions or problems with our network may arise. In addition, “hacker attacks” can occur from the Internet. As a result, if the reliability of our services is adversely perceived by our customers, we may have difficulty ion attracting and retaining customers and our reputation may suffer.

14. Losses Due to Customers Fraud.
Customers have obtained access to the Company’s service without prepaying for the service (minutes) by submitting fraudulent credit card information. Losses from unauthorized credit card transactions and theft of service totaled $42,579 during the twelve months ending December 31, 2005. We have implemented new anti-fraud procedures in order to control losses relating to unauthorized credit card use, but these procedures may not be adequate to effectively limit our exposure in the future from customer fraud. If our procedures are not effective, consumer fraud and theft of service could be significant and have a material adverse effect on our business and operating results.

15. Price Competition on Certain Services.
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

16. Absence of Barriers to Entry & Lack of Patent Protection.
Our planned products and services are not unique and others could easily copy our strategy and provide the same or similar services since there are no significant barriers to entering the business of providing internet telephone services or VoIP networks and no significant barriers to entry are expected in the future. In addition, we do not hold and do not expect to hold any patent protection on any of our planned products or services. Our products and services primarily utilize the intellectual property rights of others. For these reasons we may face continuing financial losses.

17. Limited Customer Base.
While we seek to implement our plans, we have a limited customer base of approximately 20,000 accounts using our suite of VoIP products and there can be no assurance that we will grow and develop a sufficient customer base that generates sufficient sustainable revenues that provide stable profit margins. The absence of growth at pricing levels that can provide for sustainable revenues and profit margins may greatly inhibit our ability to attract additional capital and otherwise lead to volatile results from operations with consequent adverse and material impact on our financial condition.

18. Customers, Technology/Feature Options & Commercial Viability.
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

19. New Technologies May Be Developed.
New products or new technologies may be developed that supplant or provide lower-cost or better-performing alternatives to our planned products and services. This could negatively impact our financial results and delay or prevent us from achieving profitability.

20. Absence of Brand Name Recognition: Limited Ability to Promote.
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

21. Domestic and Foreign Government Regulation.
We incur significant additional costs to remain a public company and to file current and prior period past due original and amended periodic reports (with the U.S. Securities and Exchange Commission) to meet our obligations as a public company. Since September 22, 2004 (the date at which we were informed that our common stock was registered under Section 12(g) of the Securities Exchange Act of 1934), we have had to expend and divert significant managerial and financial resources to address prior year filing delinquencies and to meet our current year filing obligations under Section 13(a) of the Securities Exchange Act of 1934. While we have made significant progress in filing many periodic reports with the SEC, we have yet to complete work on: (A) amending certain previously filed reports to respond to comments from the staff at the SEC; and (B) completing certain other reports that need to be filed for certain prior periods, including, for example, the filing of Form 10-QSB for the first quarter of 2006 through March 31, 2006. Our goal is to complete the filing of all of our past periodic reports, respond to SEC comments on all of prior and current periodic filings, and to file all of our current periodic reports in a timely manner. However, until we accomplish these and related objectives, we cannot assure you that we have satisfy our obligations as a public company.

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

22. Loss of Equipment.
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

23. Control.
Our current officers and directors directly and indirectly hold an aggregate of 6,193,333 shares of the Company’s common stock (before including any shares issuable upon exercise of any options, warrants, or the conversion of certain convertible non-dilutive promissory notes issued on August 26,2005). This represents approximately 4.1% of the Company’s total outstanding shares as of December 31, 2005 and thereby allows the Company’s officers and directors to retain significant influence over the Company. Further and due to our limited financial resources, in the past we have issued our common stock and granted common stock purchase options to our officers and directors in lieu of paying cash compensation and we anticipate that we may need to continue this practice in the future. This may further limit the ability of stockholders

24. Prior Filing of Form 10-SB.
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

25. Dependence Upon Key Personnel and New Employees.
We believe that our success will depend, to a significant extent, on the efforts and abilities of Farid Shouekani, Paul W. Atkiss, and James R. Balestraci. The loss of the services of any of them could have a material and continuing adverse effect on the Company. Our success also depends upon our ability to attract and retain qualified employees. Hiring to meet our anticipated operations will require that we assimilate significant numbers of new employees during a relatively short period of time.

26. Absence of Key Man Insurance.
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

27. Lack of Independent Evaluation of Business Plan & Proposed Strategy.
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

28. No Planned Dividends.
We do not anticipate that we will pay any dividends on our Common Stock. Any profits that we may generate, if any, will be reinvested.

29. Potential Immediate and Substantial Dilution.
Funding of our planned business is likely to result in substantial and on-going dilution of our existing stockholders. While there can be no guarantee that we will be successful in raising additional capital, if we are successful in obtaining any additional capital, existing stockholders will likely incur immediate and substantial dilution.

30. Matter of Public Market and Rule 144 Stock Sales.
As of December 31, 2005, there were 93,824,016 shares of the Company’s Common Stock that were “restricted securities” and which may be sold pursuant to Rule 144. Since September 16, 2002, we have had a limited public trading market for our Common Stock in the “Pink Sheets” market. Since that date trading volumes have been volatile with sporadic liquidity levels. Further, our Common Stock is (as of the date of the filing of this Report) a “Penny Stock” and for this reason we face continuing difficulties in our efforts to gain a liquid trading market and there can be no assurance that any liquid trading market will ever develop or, if it does develop, that it can be maintained. In the event that we are able to complete the filing of all periodic reports (the “Periodic Reports”) required by Section 13(a) of the Exchange Act, we may be able to avoid any significant adverse enforcement action by the SEC arising out of our lack of compliance with the Exchange Act. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell in brokerage transactions, an amount not exceeding in any three month period 1% of our outstanding Common Stock. Further, unless the Company can complete all of the required Periodic Reports and remain current in the filing of all future Periodic Reports, persons holding restricted stock will not be able to avail themselves of the safe harbor provisions of Rule 144. Persons who are not affiliated with the Company and who have held their restricted securities for at least two years are not subject to the volume limitation. In any trading market for our Common Stock, possible or actual sales of our Common Stock by present shareholders under Rule 144 may have a depressive effect on the price of our Common Stock even if a liquid trading market develops.

31. General Risks of Low Priced Stocks.
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

ITEM 2.     DESCRIPTION OF PROPERTY

Principal Office

Our headquarters is located at 10373 Roselle Street, Suite 170, San Diego, California 92121 at which we have 4,415 square feet of space under a forty month lease at a cost of $4,387 per month, terminating on December 31, 2007. In Addition, during a part of 2005 we leased 1,477 square feet of office space at 2070 Business Center Drive, Suite 210, Irvine, California 92612 under a twenty-four month lease at a cost of $1,736 per month. Occupancy at this location was terminated in November 2005, but the Company remains obligated through July, 2006.

Our subsidiary, Mid-Atlantic International, Inc. is located at 49 S. Plaza Blvd, Suite B31, Rochester Hills, Michigan 48307, maintains offices and support facilities totaling approximately 1000 square feet of space under a month to month lease at a cost of $1000 per month.

Our subsidiary, Adoria Communications, LLC with offices at 140 Wood Road Suite 200, Braintree, Massachusetts 02184, maintains offices and support facilities totaling less than 1000 square feet of space under a month to month lease at a cost of $125 per month.

Hills of Bajamar Commercial/Residential development

During September 1998, the Company entered into an agreement with Tri-National, a related party, to purchase 50 acres of real property known as the Hills of Bajamar, located in Ensenada, Mexico (the “Land) that is valued at the predecessor cost of $125,000. The Company intended, at the time, to sell lots for residential development and build a communications facility for residents in the surrounding area.

As consideration for the Land, the Company issued 3,000,000 shares of its series B Preferred Stock and stock warrants to purchase 1,000,000 shares of Common Stock. During June 2001, the Company negotiated a settlement and release with the Class B preferred stockholder whereby the Preferred Stock and stock warrants were exchanged for 400,000 shares of the Company’s Common Stock and the cumulative undeclared dividend was not declared. During October 2001, Tri-National filed a voluntary bankruptcy petition; the court appointed a Trustee in October 2002.

Because consideration for the agreement (documented title) never was received the Company did not believe it was ever the owner of the Land. Accordingly, the value of the Land had previously been classified as a stock subscription receivable. .

During January 2006, the Company and the court appointed Trustee entered into a settlement agreement whereby the 400,000 shares of the Company’s Common Stock was released to the Trustee as an asset of the bankruptcy estate and the Company relinquished any claim in the Land. Accordingly, the $125,000 previously held as a stock subscription receivable was charged against earnings as a bad debt.

ITEM 3.     LEGAL PROCEEDINGS

On June 11, 2004, the Company filed an action in the Superior Court of California, County of San Diego seeking, among other things, the rescission of an April 25, 2003 agreement with Greenland Corp. The agreement provided that Greenland was to receive 2,500,000 shares of the Company’s common stock. The Company claimed that the agreement with Greenland was entered into on the basis of fraud. Greenland filed counterclaims in both California and Utah and sought, among other remedies, the full and unrestricted ownership of the 2,500,000 shares of the Company’s common stock.

As requested, by the Company, the Superior Court stayed the California cases and referred the California and Utah cases to binding arbitration. Subsequently, the Arbitrator issued an interim award, which remains pending. In the final decision, issued February 10, 2006, the Arbitrator granted the Company an interim award that would restore the Company and Greenland to the position that each had prior to entering into the Agreement. If the interim award becomes a final decision, the Company will seek to regain 2,500,000 shares previously issued to Greenland and the Company may seek additional claims (for attorney’s fees and other disbursements).

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of December 31, 2005, the Company's Common Stock traded in the non-Over the Counter "Pink Sheets" listed in the National Daily Quotations Service under the symbol, VPER. Trading in the stock commenced on September 16, 2002 and only a limited and volatile trading market exists with only sporadic and limited interest by market makers.

Stockholders who may seek to sell any Shares of the Common Stock will not likely find any significant liquidity and therefore may not be able to sell any significant volume of the Company’s Common Stock. As of December 31, 2005, the Company had 370 stockholders of record and several market makers.

The following table reflects the high and low prices of the Company's Common Stock for the two years ended December 31, 2005.

Year	Period	High Close	High Bid	Low Close	Low Bid
2004	First Quarter	$1.55	$1.55	$0.35	$0.35
	Second Quarter	$0.72	$0.72	$0.36	$0.36
	Third Quarter	$0.46	$0.50	$0.23	$0.23
	Fourth Quarter	$0.47	$0.49	$0.27	$0.27
2005	First Quarter	$0.33	$0.33	$0.105	$0.105
	Second Quarter	$0.21	$0.21	$0.095	$0.095
	Third Quarter	$0.13	$0.13	$0.04	$0.04
	Fourth Quarter	$0.095	$0.095	$0.041	$0.041

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

Later in April 2004, the Company issued additional shares of the Company’s Common Stock as follows:

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

In March 2005, the Company issued 1,250,000 shares of the Company’s Common Stock to Rhino Capital in payment for twelve months of business consulting services (Rhino Capital was retained to coordinate a fund raising effort soliciting equity or debt financing). All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933 without the use of an underwriter or NASD registered broker-dealer; no commissions were incurred by the Company in connection with the transaction. The purchaser was sophisticated and experienced in financial, business, and investment matters and otherwise able to evaluate the merits and risks associated with the purchase of the Company’s securities. The purchaser was provided with, or given access to, information about the Company and the offering, including, but not limited to, the Company’s financial statements, business plan, articles of incorporation, by-laws, a description of how the proceeds were to be used, and additional information to assist in understanding the merits and risks of the investment. The purchaser was further provided the opportunity to ask questions of the Company’s officers and directors and receive answers to their questions. The purchaser was informed the securities purchased were restricted securities and they may have to hold them for an indefinite period of time.

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

In August 2005, the Company’s officers, as part of management’s Mutual Release and Restructuring Agreement, returned all bonuses previously paid in the form of Common Stock in exchange for warrants for an equal amount of common stock purchase warrants at a price of $0.25 (expiration August 26, 2009) and a Promissory Note (unsecured; variable interest equal to 30-day U.S. Treasury notes; payable in full on December 1, 2006) for all unpaid loans, salaries and expenses. The Notes are convertible at the option of the holder into shares of the Company’s common stock at a price equal to 50% of the 52-week low trading range. Any so-issued shares are non-dilutive. A total of 16,500,000 shares of the Company’s Common Stock were returned as treasury stock by the following officers:
(1)	4,400,000 shares by Ronald G. Weaver originally issued: (a) 2,200,000 October 2003, (b) 1,100,000 March 2004, and (c) 1,100,000 September 2004;
(2)	4,400,000 shares by John L. Castiglione originally issued: (a) 2,200,000 October 2003, (b) 1,100,000

March 2004, and (c) 1,100,000 September 2004;
(3)	4,400,000 shares by Jason A. Sunstein originally issued: (a) 2,200,000 October 2003, (b) 1,100,000 March 2004, and (c) 1,100,000 September 2004;
(4)	2,200,000 shares by Farid Shouekani originally issued: (a) 1,100,000 March 2004, and (b) 1,100,000 September 2004; and
(5)	1,100,000 shares by James R. Balestraci originally issued 1,100,000 September 2004.

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

In November 2005, the Company issued shares of the Company’s Common Stock in payment for services received as follow:

(1)	A total of 199,113 shares were issued to Donald Sinnar, an officer of the Company in payment of services received by the Company. These shares were valued at $0.09 per share;
(2)	A total of 250,000 shares were issued to Paul E. Atkiss, an officer and director of the Company in payment of services received by the Company. These shares were valued at $0.057 per share; and
(3)	A total of 20,000 shares were issued to one person in payment for services received by the Company. These shares were valued at an aggregate of $0.095 per share.

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

In November 2005, the Company issued an aggregate of 4,700,002 shares of the Company’s Common Stock to four purchasers in exchange for the Company’s receipt of an aggregate of $300,000 in cash.  All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933 without the use of an underwriter or NASD registered broker-dealer. The Company paid 100,000 shares of the Company’s Common Stock as a finder’s fee in connection with the Company’s issuance of 3,500,002 of these shares.  However, apart from the issuance of these shares to a finder, no other fees or commissions were incurred by the Company in connection with the transaction. The purchasers were each sophisticated and experienced in financial, business, and investment matters and otherwise able to evaluate the merits and risks associated with the purchase of the Company’s securities. The purchasers were provided with, or given access to, information about the Company and the offering, including, but not limited to, the Company’s financial statements, business plan, articles of incorporation, by-laws, a description of how the proceeds were to be used, and additional information to assist them in understanding the merits and risks of the investment. The purchasers were further provided the opportunity to ask questions of the Company’s officers and directors and receive answers to their questions. The purchasers were informed the securities purchased were restricted securities and they may have to hold them for an indefinite period of time.

The following table summarizes the 2000 Equity Plan and 2002 Employee Compensation Plan as of December 31, 2005:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance.
	(a)	(b)	(c)

Equity Issuances pursuant to 2000 Equity Plan*	7,250,000	$0.232	4,750,000

Equity Issuances Pursuant to 2002 Employee Compensation Plan*	0	$0.00	0

Equity compensation plans not approved by security holders	0	0	0
Total	7,250,000	$0.232	4,750,000
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

Comparison of Fiscal Year Ending December 31, 2005 and Fiscal Year Ending December 31, 2004

During the fiscal year ending December 31, 2005 (“Fiscal 2005”), we recorded $3,482,549 as net revenues. This compares to the fiscal year ending December 31, 2004 ("Fiscal 2004") when we recorded $4,612,783 as net revenue. Net revenues of consumer products and services (“Consumer”) grew approximately 190%, increasing from $222,941 in 2004 to $646,375 in 2005. This increase was the result of increased market acceptance of the Company’s VoIP products and services. Wholesale operations (“Wholesale”) net revenues (on a consolidated basis) decreased from $4,389,843 to $2,836,175, or approximately 35%. Both the former Adoria and Mid-Atlantic operations saw revenue decreases, though that for the Mid-Atlantic operations (-69%) was much more significant than that for the Adoria operations (-15%). The decrease in Mid-Atlantic revenues was the result of a redirection in staff efforts away from Mid-Atlantic’s wholesale business and toward the testing and quality management of Consumer products and services. The decrease in Adoria revenues resulted from limitations imposed by cash shortages that proved insufficient to support prior revenue levels.

During Fiscal 2005, our Cost of revenues was $3,136,285 which resulted in a gross margin as a percentage of net sales revenues of approximately 10%. This compares to Fiscal 2004 where our Cost of revenues was $4,108,185 which resulted in a gross margin percentage of net sales revenues was approximately 11%. Consumer cost of revenues as a percentage of net sales revenues decreased from 117% in 2004 to 97% in 2005, the result of improved purchasing efficiencies associated with the larger sales volumes in 2005. Wholesale cost of revenues as a percentage of revenues increased from 88% to 89%, the result of lower margins in the Adoria operation (which represented a much higher percentage of wholesale revenues in 2005 compared to 2004). Competitive conditions, product and sales mix, and technology trends impacted our gross margin in both of these years. Net revenues and cost of revenues resulted in gross margins as a percentage of sales diminishing from 11% in 2004 to 10% in 2005 (Consumer margins improved from -17% to 3% while Wholesale margins decreased from 11% to 10%, respectively).

During Fiscal 2005 we incurred $2,810,055 in general and administrative expenses. This compares to Fiscal 2004 when we incurred $3,660,801 in general and administrative expenses. General and administrative expenses as a percent of net revenues decreased for the Consumer operations (1,207% in 2004; 274% in 2005) and decreased on an absolute basis by 34%. However, General and administrative expenses as a percent of revenues increased for the Wholesale operations (22% in 2004; 37% in 2005) and increased on an absolute basis by 7%. The improvement in Consumer operations was due to better absorption of marketing expenses in 2005 as revenues increased and the reversal of $600,000 in executive bonuses paid in prior years and cancelled in Fiscal 2005 The adverse change in Wholesale operations was the result of both decreased revenues in the Mid-Atlantic operation coupled with increased expenses there. Overall, general and administrative expenses were primarily made up of wages and salaries, office expenses, fees and costs incurred for legal and accounting services, and other administrative costs.

The single largest factor distinguishing profitability in 2005 compared to 2004 was the result of impairments taken against purchased intangibles and purchased assets. In 2004 we incurred a charge against income for impairment of purchased intangibles of $3,396,138 (related to the Adoria acquisition) and a charge against income for impairment of purchased assets of 1,092,100 (related to the Brasil, LLC investment). Both charges resulted from a post-acquisition or post-investment analysis of the fair market value of the purchased intangibles or assets which showed them to be worth significantly less than their book value. By contrast, in 2005 we incurred a much smaller charge against income for impairment of purchased intangibles of $275,000 (again associated with the Adoria acquisition), and recognized a gain on the disposal of purchased assets of $615,216 when the dissolution of the Brasil LLC investment led to a partial recovery of the Company’s common stock issued for the acquisition.

During Fiscal 2005, we had bad debt expense of $26,845 compared to Fiscal 2004 when we had a Bad debt expense of $83,712 (in 2005 the Consumer operations incurred a Bad debt expense of $65,605 which was partially offset by a recovery of $38,760 in Wholesale operations). Changes were enacted mid-year in 2005 to curb what were deemed to be excessive and unsustainable bad debt losses from Consumer operations’ customer fraud. Also during Fiscal 2005, we recorded an equity loss from unconsolidated subsidiaries of $46,329 compared to Fiscal 2004 when we recorded a loss of $181,067 (associated with the Brasil LLC investment).

As a result of these margins and expenses, we incurred an operating loss of $2,196,748 in 2005 compared to an operating loss of $7,909,220 in 2004. Most of the loss in 2005 ($1,522,390) was within the Consumer operations, which incurred the bulk of the general and administrative costs. As a percent of sales, the operating loss in Consumer operations decreased from 3,336% to 236%, while the loss in Wholesale operations increased from 11% to 24%.

During Fiscal 2005 we had $392,034 in realized gain on marketable securities from the sale of NextPhase Wireless, Inc. (“NextPhase”) shares held by the Company. compared to a Fiscal 2004 gain of $15,761. In addition, in Fiscal 2005 we incurred interest expense of $128,412 compared to $73,060 in Fiscal 2004. The increase in interest expense in 2005 occurred in the Mid-Atlantic operation ($26,568 in 2004 compared to $82,132 in 2005)

As a result, during Fiscal 2005 we had a net loss of $1,929,685 compared to Fiscal 2004 when we had a net loss of $7,964,192. The improvement in net loss was predominantly within Consumer (the 2004 net loss of $7,465,493 improved to a loss of $1,171,885). The operating loss in Wholesale operations increased from $498,699 (11% of revenues) in 2004 to $757,800 (27% of revenues) in 2005.

Basic loss per share for Fiscal 2005 was $.01 compared to Fiscal 2004 when we had a basic loss per share of $.08. During Fiscal 2005, we had 130,766,267 weighted average shares outstanding. By comparison, during Fiscal 2004 we had 101,961,298 weighted average shares outstanding.

Liquidity and Capital Resources

At December 31, 2005, we had $33,430 in cash, down 29% from 2004 ($46,945). At the same time, we had $119,039 in net accounts receivable (compared to $121,948 in 2004), $74,959 in inventories (compared to $72,020 in 2004), and $426,301 in total current assets (a 38% increase from 2004 Current assets of $305,248). We expect inventory needs to grow in proportion to product sales growth; cash will be negatively impacted by this need. Net fixed assets decreased 64% from $497,226 in 2004 to $179,640 in 2005. Total assets decreased 41% from $1,273,848 in 2004 to $755,482 in 2005.

In contrast, as of December 31, 2005, our Total current liabilities were $1,471,943 compared to $1,216,775 at the same time in 2004. During this time Accounts payable grew from $375,564 in 2004 to $589,918 in 2005, loans at the end of 2005 remained generally unchanged at $606,490, General liabilities increased from $15,163 (2004) to $84,492 (2005), and Deferred revenues increased from $82,103 in 2004 to $185,293 in 2005.

Net Working Capital as of December 31, 2005 was ($1,045,643) compared to ($911,527) at the same time in 2004, a decrease of 15%. Total assets less Liabilities decreased between the end of 2004 and 2005 from ($34,478) to ($716,461) - a decrease of ($681,983).

During Fiscal 2005, our cash needs were met primarily by the sale of common stock and loans from certain of our shareholders. Cash flows from operations was ($1,551,430); comprised of ($1,195,744) for Consumer and ($355,606) for Wholesale.. These cash requirements were funded in part from the sale of NextPhase common stock, loans from shareholders, and the sale of the Company’s common stock. The Company anticipates that it will consume cash within Consumer as revenues increase, products are added to inventories, and we implement our business plan. In addition, Wholesale will consume cash as it competes against lower gross margins and it supports implementation of our business plan. We can not be assured that we will continue to obtain funds from these or any other sources to meet our need for additional capital resources.

The Companies’ cash as of December 31, 2005 ($33,430) is insufficient to continue operations for more than a very short period of time; the Company will need to raise significant capital for both its continuing operations and to implement its business plan. As of December 31, 2005, the Company expects that it will need to raise at least $2,004,000 in cash to cover our anticipated operating expenses for the twelve month period thereafter.

Overall, our liquidity and access to capital is very limited. We have not received any commitment for additional financing and given the size of our company, we may be limited to loans and other cash infusions from officers, directors, existing stockholders, and persons affiliated or associated with one or more of them. If we are to implement our business plan, we will need to raise significant amounts of additional capital and during the period ending December 31, 2005 we had not received any commitment that any such additional financing would be forthcoming or, if could be obtained, that it can be obtained on reasonable terms in light of our circumstances at that time. In addition, if any financing should be obtained, existing shareholders will likely incur substantial, immediate, and permanent dilution of their existing investment.

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

Forward-Looking Statements

This Form 10-KSB contains forward-looking statements. Forward-looking statements are statements concerning plans, objectives, goals, strategies, expectations, intentions, projections, developments, future events, performance or products, underlying (express or implied) assumptions and other statements which are other than historical facts. In some cases forward-looking statements can be identified by the use of forward-looking words such as “believes”, “expects”, "ma,", "will", "should", "could", "intends", "plan,", "anticipates", "contemplates", "estimates", "predicts", "projects", and other similar terminology or the negative of these terms or by discussions of plans or strategy that involve risks or uncertainties Management wishes to caution the reader that these forward-looking statements including, but not limited to, statements regarding the Company’s marketing -plans, goals, competitive and technology trends, and other matters that are not historical facts are only predictions. No assurances can be given that such predictions will prove correct or that the anticipated future results will be achieved. Actual events or results may differ materially either because one or more predictions prove to be erroneous or as a result of other risks facing the Company. Forward-looking statements should be read in light of the cautionary statements and important factors described in this Form 10-KSB, including, but not limited to, the Sections titled “The Factors That May Affect Future Results” shown as Item 1A and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The risks include, but are not limited to, the risks associated with an early-stage company that has only a limited history of operations, the comparatively limited financial resources of the Company, the intense competition the Company faces from other established competitors, technological changes that may limit the ability of the company to market and sell its products and services or adversely affect the pricing of these products or services, and management that has only limited experience in developing systems and management practices. Any one or more of these or other risks could cause actual results to differ materially from the future results indicated, expressed, or implied in such forward-looking statements. We undertake no obligation to update or revise any forward-looking statement to reflect events, circumstances, or new information after the date of this Form 10-KSB or to reflect the occurrence of unanticipated or other subsequent events, and we disclaim any such obligation.

Impact of Inflation

Because of the nature of its services, the Company does not believe that inflation had a significant impact on its sales or profits.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “… under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges…” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement will be effective for the Company beginning with its fiscal year ending November 30, 2006. Management believes that the adoption of this Statement will not have any immediate material impact on the Company.

In December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions—an amendment of FASB Statements No. 66 and 67” (“SFAS 152) This Statement amends FASB Statement No. 66, “Accounting for Sales of Real Estate”, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (“SOP”) 04-2, and Statement No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects”, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005, with earlier application encouraged. The Company believes that the implementation of this standard will not have a material impact on its financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”). This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 13 “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees”. The provisions of this Statement will be effective for the Company beginning with its fiscal year ending December 31, 2006. The Company believes that the implementation of this standard will not have a material impact on its financial position, results of operations or cash flows.

In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (“SAB”) No. 107 which provides guidance regarding the interaction of SFAS 123R and certain SEC rules and regulations. The new guidance includes the SEC’s view on the valuation of share-based payment arrangements for public companies and may simplify some of SFAS 123R‘s implementation challenges for registrants and enhance the information investors receive.

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations”, which clarifies that the term ‘conditional asset retirement obligation’ as used in SFAS No. 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 is effective no later than the end of the fiscal year ending after December 15, 2005. The Company does not believe that FIN 47 will have a material impact on its financial position or results from operations.

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

In November 2005, the FASB issued FASB Staff Position (“FSP”) FSP 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment. The Company expects to adopt FSP 115-1 effective for the quarter beginning January 1, 2006, and the adoption is not expected to have a material impact on our results of operations or financial condition.

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

ITEM 8B. OTHER INFORMATION

None.

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

The officers serve at the pleasure of the Board of Directors. Information as to the directors and executive officers of the Company as of December 31, 2005 is as follows:

Name	Age	Position	Date Elected
Ronald G. Weaver	62	President, Chief Executive Officer & Director	2003
Farid Shouekani	42	Chief Technical Officer & Director	2003
Paul E. Atkiss	51	Chief Financial Officer and Director	2004

Each of the foregoing persons may be deemed a "promoter" of the Company, as that term is defined in the rules and regulations promulgated under the Securities Act of 1933.

Ronald G. Weaver, age 62, is Chairman of the Board of Directors and Director of the Company and has been a member of the Board since June 2003. From 1999 to 2002, Mr. Weaver served as Chief Operating Officer of Digital Services Group, Inc. where he created a multi-year business plan while directing overall revenue growth of 47% in China and Taiwan and in Europe and :Latin America. From 1997 to 1999, Mr. Weaver served as Vice President of World Wide Sales of Global VoIP Sound. From 1994 to 1997, Mr. Weaver served as Vice President of World Wide Sales and Marketing at Franklin Telecom where he created turnkey VoIP sales systems for Latin America, Europe, Asia, and the Pacific Rim and opened up nine new telecom markets and established the NATO satellite communications services backbone. From 1984 to 1997, Mr. Weaver served as National Distribution Sales Manager at Panasonic AOG. From 1980 to 1984, Mr. Weaver served as National Sales and Marketing Manager at Western Digital. Mr. Weaver received his Bachelor of Arts (degree) in Business Administration and Economics from the University of California at Los Angeles (1973), completed studies at New Mexico State University in Organizational Psychology (1975), completed studies in French at California State University (1988), and completed studies at MSU in Russian.

Farid Shouekani, age 42, is President, Chief Executive Officer and Director of the Company and has held these positions since October 2005. For the past 10 years Mr. Shouekani has held positions in VoIP, telecommunications and engineering with such Companies as TEC Cellular, Robotron and Crescent International. Most recently he helped design, build and deploy Mid Atlantic International's World Wide VoIP (Voice over Internet Protocol) network which was acquired by Viper Networks in 2003. Mr. Shouekani has a Bachelor of Science Degree in Electrical Engineering and a Masters of Science Degree in Computer Engineering from Florida Tech.

Paul E. Atkiss, age 50, is Vice President Finance, Secretary, Chief Financial Officer, and Director of the Company and has held these positions since 2004. Prior to June 2004, Mr. Atkiss brings to the Company over 25 years of accounting and finance experience with privately held and publicly traded corporations. Mr. Atkiss spent 12 years with Jaycor, most recently as Controller, where he was responsible for the accounting systems, consolidated reporting, financial and tax audits, banking, and insurance. Mr. Atkiss holds a Bachelor of Science degree from San Diego State University and is a California CPA.

James R. Balestraci, age 40, is Chief of International Wholesale Operations and has held this position since January 2004. Prior to joining the Company, Mr. Balestraci was the President and founder of Adoria Communications, LLC and served in that capacity for 2 years. Mr. Balestraci joins Viper Networks with over 11 years of successful telephony engineering and sales experience having worked for some of the premier firms in the industry. This includes 9 years immediately prior to founding Adoria Communications with Network Plus, Inc., where he held various sales and marketing positions. Mr. Balestraci holds a Bachelors of Science degree from Plymouth State University with an emphasis in marketing.

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

Paul Goss, age 62, is an Advisory Board Member of the Company. Mr. Goss has been legal counsel to the Company since September 2000. Mr. Goss had been the Executive Vice President and General Counsel for One Capital Corporation, a private merchant bank with offices in New York and Denver from 1990 until 2005. Prior to joining Capital One, Corporation, Mr. Goss was engaged in the private practice of law in Denver, Colorado with a concentration in real estate, corporate, and merger and acquisition law both domestic and international. He is a member of the Denver and Colorado Bar Associations. Mr. Goss has a Masters in Business Administration (degree) in addition to his Juris Doctor (degree) from the University of Denver.

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

The Company is required to identify Covered Persons that the Company knows have failed to file or filed late Section 16(a) reports during the previous fiscal year. To the Company's knowledge, the following Covered Persons during the fiscal year ended December 31, 2005 failed to file on a timely basis reports required by Section 16(a) of the Exchange Act:

Name	Position	No. of Reports Not Filed on a Timely Basis(1)
Paul E. Atkiss	Chief Financial Officer and Director	Form 4
James R. Balestraci	Former Vice President	Form 4
John L. Castiglione	Former Vice President & Director	Form 4
Farid Shouekani	President, CEO & Director	Form 4
Jason A. Sunstein	Former Treasurer & Director	Form 4
Ronald G. Weaver	Director & Former President & CEO	Form 4

Footnote:
(1)
To the Company's knowledge, based solely on a review of the copies of the reports furnished to the Company by such persons, in the fiscal year ended December 31, 2005 such persons have subsequently filed the reports required by Section 16(a) of the Exchange Act.

ITEM 10.     EXECUTIVE COMPENSATION

The Company's Board of Directors has authorized the compensation of its officers with the following annual cash salaries:

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long-Term Compensation
Awards Payouts
Name and Principal Position (a)	Year (b)	Salary ($)(c)	Bonus ($)(d)	Other Annual Compen- sation(1) ($)(e)	Restricted Stock Awards(2) (s)($)(f)	Securities Underlying Options/ SARs (#)(g)	LTIP Payouts ($)(h)	All Other Compen- sation(3) ($)(i)
Ronald G. Weaver, Chairman(4)	2003 2004 2005	$ 13,846 $ 140,885 $ 109,269	$ 0 $ 0 $ 0	$ 0 $ 9,000 $ 10,527	$ 80,000 $ 80,000 $ 0	750,000 0 0	$ 0 $ 0 $ 0	$ 0 $ 0 $ 389
John L. Castiglione, V.P. Marketing, Treasurer, and Director(5)	2003 2004 2005	$ 13,846 $140,885 $100,038	$ 0 $ 0 $ 0	$ 0 $ 9,000 $ 7,332	$167,875 $ 80,000 $ 0	250,000 0 0	$ 0 $ 0 $ 0	$ 0 $ 0 $ 4,246
Farid Shouekani, President, CEO and Director (6)	2003 2004 2005	$ 24,000 $120,000 $120,000	$ 0 $ 0 $ 0	$1,831 $8,787 $7,930	$ 0 $80,000 $ 0	0 250,000 0	$ 0 $ 0 $ 0	$ 0 $ 0 $74,570
Jason A. Sunstein, V.P. Finance, Secretary & Director(7)	2003 2004 2005	$ 13,846 $140,885 $100,038	$ 0 $ 0 $ 0	$ 0 $ 9,000 $ 7,534	$167,875 $ 80,000 $ 0	250,000 250,000 0	$ 0 $ 0 $ 0	$ 0 $ 0 $ 4,187
Paul E. Atkiss, CFO & Director (8)	2003 2004 2005	$ 0 $ 75,077 $100,000	$ 0 $ 0 $ 0	$ 0 $ 0 $ 1,058	$ 0 $ 76,750 $120,750	0 1,000,000 4,000,000	$ 0	$ 0 $ 0 $ 181
James R. Balestraci Chief of International Wholesale Operations & Director (9)	2003 2004 2005	$ 0 $132,353 $120,000	$ 0 $ 0 $ 0	$ 0 $ 0 $20,928	$ 0 $ 40,000 $ 0	0 0 1,150,000	$ 0 $ 0 $ 0	$ 0 $ 6,753 $ 765

All Directors as a Group (6 persons)	2003 2004 2005	$ 65,538 $750,085 $649,346	$ 0 $ 0 $ 0	$ 1,831 $35,787 $53,309	$415,750 $436,750 $120,750	1,500,000 1,000,000 5,150,000	$ 0 $ 0 $ 0	$ 0 $ 6,753 $84,337

Footnotes:
(1)
The amounts shown as “Other Annual Compensation” includes for 2004 payments made as auto allowance or auto leases and for 2005 payments made as auto allowance or auto leases and employee medical/dental/vision insurance net of employee copayment.

(2)
The amounts shown for 2005 do not include the effect of certain agreements (the “Bonus Return Agreements”) involving the return of an aggregate of 16,500,000 shares of the Company’s common by James Balestraci (1,100,000 shares), John L. Castiglione (4,400,000 shares), Farid Shouekani (2,200,000 shares), Jason A. Sunstein (4,400,000 shares), and Ronald G. Weaver (4,400,000 shares) pursuant to certain agreements entered into between each of them and the Company. These shares that were returned (a total of 16,500,000 shares) were previously awarded as bonuses in connection with prior year employment. In exchange, we issued an aggregate of 16,500,000 common stock purchase warrants The warrants grant the holder the right to purchase our common stock at an exercise price of $0.25 per share and the warrants do not expire until August 26, 2009.

(3)
The amount shown as “All Other Compensation” for 2004 includes payment by subsidiary of 2003 contribution to qualified retirement plan and for 2005 represents interest earned on promissory notes issued by the Company in payment of salary and benefits, unreimbursed business expenses and funds advanced to the Company.

(4)	Mr. Weaver became an officer of the Company in July 2003 and resigned as an officer in August 2005.
(5)	Mr. Castiglione resigned as an officer and director of the Company in August 2005.
(6)	Mr. Shouekani became an officer of the Company in October 2003.
(7)	Mr. Sunstein resigned as an officer and director of the Company in August 2005.
(8)	Mr. Atkiss became an officer of the Company in June 2004.
(9)	Mr. Balestraci became an officer of the Company in January 2004 and resigned in January 2005.

The Company does not currently compensate its Directors for their services as directors. The Board of Directors includes only one independent director Ronald G. Weaver as of December 31, 2005. Such Directors will be added as needed and at the same time such directors are appointed or elected, the Company may institute a system of compensation either in the form of attendance fees or option awards.

With respect to cash salaries, the Company may change or increase salaries as the Company's profits and cash flow allow. The amount of any increase in salaries and compensation for existing officers has not been determined at this time and the number and dollar amount to be paid to additional management staff that will likely be employed has not been determined.

OPTION/SAR GRANTS IN 2005FISCAL YEAR
(Fiscal Year Individual Grants)
Name (a)	No. of Securities Underlying Options/SARs Granted (#) (b)	Percent of Total Options/ SARs Granted to Employees in Fiscal Year (c)	Exercise of Base Price ($/Sh) (d)	Expiration Date (e)
Ronald G. Weaver, Chairman	4,400,000 (1)	20.23%	$0.25	August 26, 2009
Farid Shouekani, CEO & Director	2,200,000 (1)	10.11%	$0.25	August 26, 2009
Paul E. Atkiss, CFO	4,000,000 (2)	18.39%	$0.20	January 31, 2015
James R. Balestraci, Former V.P.	1,150,000 (2) 1,100,000 (1)	5.29% 5.06%	$0.20 $0.25	January 31, 2015 August 26, 2009
John L. Castiglione, Former Treasurer and Director	4,400,000 (1)	20.23%	$0.25	August 26, 2009
Jason A. Sunstein, Former V.P. Finance and Secretary	4,400,000 (1)	20.23%	$0.25	August 26, 2009

Footnotes:
(1)
The options granted to each of the listed individuals were granted in connection with certain Bonus Return Agreements entered into with the Company. These agreements concern the return of certain shares of the Company’s common stock previously issued to each of them. Under the terms of the Bonus Return Agreements, all of these individuals returned an aggregate of 16,500,000 shares of our common stock previously awarded to them as bonuses in connection with their prior employment with the Company and in exchange, we issued an aggregate of 16,500,000 common stock purchase warrants. In addition, accrued but unpaid salary and benefits, unreimbursed business expenses, and funds advanced to the Company were aggregated into individual unsecured promissory notes for an aggregate of $838,969.26. Each of the notes are convertible, at the option of each noteholder, into shares of the Company’s common stock (using 50% of the 52-week low trading range of the Company’s public common stock price) and the number of shares so issued in payment of all accrued and unpaid interest and principal cannot be reduced as a result of any reverse split of the Company’s common stock or any recapitalization. Further, the number of shares issuable to each noteholder are described in each note as non-dilutive; that is the number of shares that may be purchased upon conversion any note will increase in direct proportion to any increase in the number of shares issued by the Company after the issuance of the notes. The warrants grant the holder the right to purchase our common stock at an exercise price of $0.25 per share and the warrants do not expire until August 26, 2009.

(2)
During the calendar year ending December 31, 2005, Mr. Atkiss was awarded an option to purchase 4,000,000 shares of the Company’s common stock at an exercise price of $0.200 per share with the option expiring on January 31, 2015; and Mr. Balestraci was awarded an option to purchase 1,150,000 shares of the Company’s common stock at an exercise price of $0.200 per share with the option expiring on January 31, 2015

                There were 200,000 options exercised during the 2005 fiscal year and 4,400,000 unvested options were forfeited upon the resignation of officers.

A summary of Executive and Officer option holdings as of December 31, 2005 are shown below:

SUMMARY - EXECUTIVE OPTION HOLDINGS, 12/31/05
	OUTSTANDING		IN THE MONEY
	as of		EXERCISE	MARKET
NAME	12/31/05		COST	VALUE*
Ron Weaver	750,000	500,000	$17,000	$47,500
Farid Shouekani	250,000	0	$0	$0
Paul Atkiss	5,000,000	0	$0	$0

TOTAL	6,000,000	500,000	$17,000	$47,500
* At the 12/31/05closing price of $0.095

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information relating to the beneficial ownership of Company common stock by those persons beneficially holding more than 5% of the Company's Common Stock, by the Company's directors and executive officers, and by all of the Company's directors and executive officers as a group as of December 31, 2005

(1) Title Of Class	(2) Name And Address Of Beneficial Owner	(3) Amount And Nature Of Beneficial Owner (1)	(4) Percent Of Class (1) (2)
Common Stock	Ronald G. Weaver 10373 Roselle Street Suite 170 San Diego, California 92121	8,000,000	5.30%
Common Stock	Farid Shouekani 10373 Roselle Street Suite 170 San Diego, California 92121	4,550,000	3.01%
Common Stock	Paul E. Atkiss 10373 Roselle Street Suite 170 San Diego, California 92121	6,243,333	4.13%
Officers and Directors as a group (3 persons)		18,793,333	12.44%

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

(2)
Percentages are based on 151,048,582 shares outstanding on December 31, 2004 and an aggregate of 12,600,000 shares purchasable upon exercise of certain Common Stock Purchase Options and Warrants granted to the Company’s officers and directors, including 10,600,000 granted in fiscal 2005. The amounts and percentages shown include the effect of the exercise of: (a) an option to purchase 5,150,000 common shares held by Ronald G. Weaver, (b) an option to purchase 2,450,000 shares held by Mr. Farid Shouekani, (c) an option to purchase 5,000,000 shares held by Mr. Paul E. Atkiss, and do not include the effect of the conversion of certain unsecured promissory notes - $71,832 issued to Mr. Weaver and $380,276 issued to Mr. Shouekani pursuant to the “Bonus Return Agreements” as described elsewhere in this Form 10-KSB. (See “Option/SAR Grants in Last Fiscal Year” table shown above).

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
- Form 8K December 30, 2004

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The anticipated aggregate fees to Armando C. Ibarra, CPA, P.C., for professional services rendered for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2005 and for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-QSB for that fiscal year are estimated at $50,000. The aggregate fees to Armando C. Ibarra, CPA, P.C., for professional services rendered for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2004 and for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-QSB for that fiscal year were $20,000. Audit related services generally include fees for accounting consultations, business acquisitions, and work related thereto. No audit-related fees for assurance and related services were billed by or paid to Armando C. Ibarra, CPA, P.C. in 2004 or in 2005.

Tax Fees

An aggregate of $0 was spent for Tax Fees (as defined in Item 14(3) of Form 10-KSB of the Securities and Exchange Commission) during the last two fiscal years ended December 31, 2005.

Other Fees

No other fees for audit-related services or products were billed by or paid to Armando C. Ibarra, CPA, P.C. in 2003 or in 2005.

Audit Committee Charter

The Company intends to establish an Audit Committee of the Company’s Board of Directors and thereby to establish a Charter for the Audit Committee. For the year ending December 31, 2005 and due to limited financial resources, the Company has delayed the implementation of these plans until such later date at which the Company may have the financial resources available.

Audit Committee Report

Since the Company did not establish an Audit Committee for the year ending December 31, 2005, no Audit Committee Report for that period is available.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Viper Networks, Inc.

By: /s/ Farid Shouekani Farid Shouekani Chief Executive Officer	Date: June 1, 2006

By: /s/ Paul E. Atkiss Paul E. Atkiss Chief Financial Officer/Principal Accounting Officer	Date: June 1, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Farid Shouekani Farid Shouekani Chief Executive Officer & Director	Date: June 1, 2006

By: /s/ Paul E. Atkiss Paul E. Atkiss Chief Financial Officer, Secretary & Director	Date: June 1, 2006

By: /s/ Ronald G. Weaver Ronald G. Weaver Chief Executive Officer & Director	Date: June 1, 2006

ARMANDO C. IBARRA
  Certified Public Accountants
A Professional Corporation

Armando C. Ibarra, C.P.A.                                                                                                                          Members of the California Society of Certified Public Accountants
Armando Ibarra, Jr., C.P.A., JD                                                                                                                  Members of the American Institute of Certified Public Accountants
                                                                                                                              Registered with the Public Company Accounting Oversight Board

To the Board of Directors
Viper Networks, Inc.
10373 Roselle Street, Suite 170
San Diego, CA 92121

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of Viper Networks, Inc. and subsidiaries of December 31, 2005 and 2004 and the related consolidated statements of operations, changes in shareholders’ equity and cash flow for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Viper Networks, Inc., and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Armando C. Ibarra
ARMANDO C. IBARRA, CPA May 25, 2006 Chula Vista, Ca. 91910

VIPER NETWORKS, INC. AND SUBSIDIARIES
Consolidated Balance Sheet

December 31,
2005

ASSETS
Current assets:
Cash	$33,430
Short-term investments	4,000
Accounts receivable, net of allowance for doubtful accounts
and sales returns (Note 4)	119,039
Inventories (Note 4)	74,959
Other current assets (Note 4)	194,874
Total current assets	426,301

Property and equipment, net (Note 4)	179,640
Goodwill (Note 5)	149,541
Total assets	$755,482

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$589,918
Accrued liabilities (Note 4)	84,492
Loans from related party (Note 7)	460,052
Taxes payable	3,749
Deferred revenues (Note 4)	185,293
Short term debt	148,438
Total current liabilities	1,471,943

Commitments and Contingencies (Note 9)

Stockholders equity:
Preferred stock: authorized 10,000,000 shares, -0- shares issued
and outstanding (Note 10)	-
Common stock: 250,000,000 shares authorized of $0.001 par value,
151,048,582 shares issued an outstanding	151,049
Additional paid-in capital	12,602,966
Unearned stock-based compensation	(113,694)
Treasury Stock	(223,028)
Accumulated deficit	(13,054,628)
Accumulated comprehensive loss	(79,125)
Total stockholders’ equity	(716,461)
Total liabilities and stockholders’ equity	$755,482

The accompanying notes are an integral part of these consolidated financial statements.

VIPER NETWORKS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Year Ended December 31,
	2005	2004

Net Revenues	$3,482,549	$4,612,783
Cost of revenues	3,136,285	4,108,185
Gross Margin	346,265	504,598

Operating Expenses
General and administrative	2,810,055	3,660,801
Bad debt (recovery) expense	26,845	(0)
Equity loss from unconsolidated subsidiaries	46,329	181,067
Impairment of purchased intangibles	275,000	3,396,138
Gain on sale of purchased assets	(615,216)	1,092,100
Total Operating Expenses	2,543,012	8,330,106

Gain (Loss) from operations	(2,196,748)	(7,825,508)

Other income (expenses)
Realized gain on marketable securities	392,034	15,761
Interest expense	(128,412)	(123,302)
Other income (expense)	3,441	(4,624,595)
Total other income (expenses)	267,063	(4,732,135)

Net loss	$(1,929,685)	$(12,557,644)

Basic loss per share	$(0.01)	$(0.12)

Weighted average number of shares outstanding	130,766,267	101,961,298

The accompanying notes are an integral part of these consolidated financial statements.

VIPER NETWORKS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Deficit

			Additional	Stock	Unearned			Other	Total
	Common Stock		Paid-In	Subscriptions	Stock-based	Treasury	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Receivable	Compensation	Stock	Deficit	Loss	Deficit

Balance, December 31, 2003	78,796,146	78,796	$3,901,379	$(125,000)	$(324,548)	$-	$(3,160,751)	$(48,018)	$321,858

Issuance of common stock for cash	14,244,836	14,245	2,127,218	-	-	-	-	-	2,141,463
Issuance of common stock for
services received	12,113,382	12,113	908,048	-	-	-	-	-	920,162
Issuance of common stock loan interest	-	-	-	-	-	-	-	-	-
Issuance of common stock for acquisition	4,500,000	4,500	4,090,000	-	-	-	-	-	4,094,500
Conversion of notes payable and interest	646,322	646	201,327	-	-	-	-	-	201,973
Issuance of common stock
for stock dividend	10,632,213	10,632	(10,632)	-	-	-	-	-	-
Employee Compensation Fund	290,000	290	213,645	-	-	-	-	-	213,935
Stock-based compensation	-	-	(5,299)	-	71,230	-	-	-	65,931
Comprehensive loss	-	-	-	-	-	-	-	(30,107)	(30,107)
Net Loss for the year ended
December 31, 2004	-	-	-	-	-	-	(7,964,192)	-	(7,964,192)
Balance, December 31, 2004	121,222,899	121,223	11,425,685	(125,000)	(253,318)	-	(11,124,943)	(78,125)	(34,478)

Issuance of common stock for cash	29,185,475	29,185	1,179,036	125,000	-	-	-	-	1,333,221
Issuance of common stock for
services received	(10,386,811)	(10,387)	148,576	-	-	-	-	-	138,189
Cancellation of common stock upon
recision of notes payable	(554,283)	(554)	(150,614)						(151,168)
Conversion of Notes payable and interest	12,094,140	12,094	491,523	-	-	-	-	-	503,617
Cancellation of common stock for settlement
and acquisition settlement	(1,375,000)	(1,375)	(636,125)	-	-	-	-	-	(637,500)
Issuance of common stock for cashless
exercise of warrants and options	862,162	862	229,566	-	-	(223,028)	-	-	7,400
Stock-based compensation	-	-	(84,681)	-	139,624	-	-	-	54,943
Comprehensive loss	-	-	-	-	-	-	-	(1,000)	(1,000)
Net Loss for twelve months ended
December 31, 2005	-	-	-	-	-	-	(1,929,685)	-	(1,929,685)
Balance,December 31, 2005	151,048,582	151,049	12,602,966	-	(113,694)	(223,028)	(13,054,628)	(79,125)	(716,461)

The accompanying notes are an integral part of these consolidated financial statements.

VIPER NETWORKS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2005	2004

Cash flows from operating activities:
Net loss	$(1,929,684)	$(7,964,192)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	285,763	291,549
Allowance for doubtful accounts and sales returns	(20,062)	76,272
Allowance for inventory obsolescence	31,175
Allowance for warranty returns	2,000
Amortization of stock-based compensation	54,943	65,931
Amortization of stock-based interest	-	19,944
Loss (gain) on sale of property and equipment	(588,902)	-
Equity loss from unconsolidated subsidiaries, net of cash contributions	32,115	181,067
Impairment of purchased intangibles	275,000	3,396,138
Impairment of purchased assets	-	1,092,100
Stock based compensation	(76,961)	948,163
Interest accrual	106,832	(1,446)
(Gain) on sale of marketable securities	(392,034)	(15,761)
Changes in assets and liabilities:
Accounts receivable	31,522	(52,736)
Inventories	(34,114)	(72,020)
Prepaid expenses	(7,323)	739
Other current assets	(18,505)	(35,039)
Accounts payable	247,285	240,061
Accrued liabilities	345,204	22,268
Taxes payable	1,126	(885)
Deferred revenues	103,190	79,625
Net cash used in operating activities	(1,551,430)	(1,728,222)

VIPER NETWORKS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)

	Year Ended December 31,
	2005	2004

Cash flows from financing activities:
Proceeds from issuance of common stock	1,208,221	2,355,398
Net borrowing (repayments) under revolving credit lines	-	(107,661)
Repayment of debt from acquisition	-	(269,500)
Proceeds from short term debt	-	143
Repayments of short term debt	-	(15,000)
Proceeds from shareholder loans	485,481	753,041
Repayments of shareholder loans	(409,048)	(228,303)
Proceeds from convertible loans	-	150,000
Repayments of convertible loans	(38,110)	(75,000)
Payments on capital lease obligations	(2,389)	(35,086)
Stock subscription deposits	-	11,435
Net cash provided by financing activities	1,244,155	2,539,467

Net increase in cash	(13,527)	(123,385)
Cash at the beginning of the period	46,957	170,341
Cash at the end of the period	$33,430	$46,956

Supplemental schedule of cash flow activities
Cash paid for:
Interest	$11,465	$20,839
Income taxes	$800	$800

Non-cash investing and financial activities:
Common stock issued for business acquisition	$(637,500)	$4,094,500
Common stock issued in payment of services	$138,189	$920,161
Common stock issued in payment of convertible loans	$503,617	$201,973
Common stock received upon recision of convertible loan	$(151,168)	$-
Common stock issued for cashless exercise of options	$230,428	$-

The accompanying notes are an integral part of these consolidated financial statements.

VIPER NETWORKS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
As of December 31, 2005

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Organization

The consolidated financial statements presented are those of Viper Networks, Inc. and its wholly-owned Subsidiaries (the “Company”).

We are a provider of Voice over Internet Protocol, or VoIP, communications products and services. The company has evolved from a pioneer in selling VIPER CONNECT, a “push to talk” technology developed by ITXC, to a next generation provider of high-quality telecommunication services and technology for internet protocol, or IP telephony applications. We utilize our VoIP technology to transmit digital voice and facsimile communications over data networks and the internet.

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

On December 29, 2000, Taig changed its name to Viper Networks, Inc. (“Viper-UT”) and authorized a reverse split of the Company’s common stock on a 1-for-12 basis. On May 18, 2005, Viper-UT changed its state of domicile from Utah to Nevada.

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

VIPER NETWORKS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
As of December 31, 2005

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
As of December 31, 2005

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

In accordance with the provisions of SFAS 123, all other issuances of stock, stock options or other equity instruments to employees and non-employees as the consideration for goods or services received by the Company are accounted for based on the fair value of the equity instrument issued. During the year ended December 31, 2005 and 2004, the Company recognized $351,176 and $171,863 and $323,005 and $549,557 of gross expense relating to the grant of common stock to non-employees and employees, respectively, for services which are included in the accompanying consolidated statements of operations. The value of these shares was determined based upon over the counter closing prices. Additionally during the year ended December 31, 2005, the Company recognized a $600,000 benefit relating to the return of stock previously granted to Officers of $360,000 and $240,000 during the years ended December 31, 2004 and 2003, respectively.

VIPER NETWORKS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
As of December 31, 2005

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

k. Net loss per share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the periods presented. Diluted loss per share has not been presented because the assumed exercise of the Company’s outstanding options and warrants would have been antidilutive. Options and/or warrants will have a dilutive effect only when the average market price of the common stock during the period exceeds the exercise price of the options and/or warrants. There were options to purchase 7,250,000 shares of common stock and 34,951,346 warrants potentially issuable at December 31, 2002 which were not included in the computation of net loss per share.

	Year Ended December 31,
	2005	2004

Net loss (numerator)	$(1,929,685)	$(7,964,192)
Weighted average shares outstanding for basic net loss per share (denominator)	130,766,267	101,961,298
Per share amount	$(0.01)	$(0.08)

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

VIPER NETWORKS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
As of December 31, 2005

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

l. Concentrations of Risk (continued)

varying degrees by government regulations with respect to development restrictions, price controls, export controls, income and other taxes, expropriation of property, maintenance of claims, environmental legislation, labor, welfare, benefit policies, land use, land claims of local residents, water use and mine safety. The effect of these factors cannot be accurately predicted..

m. New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “… under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges…” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement will be effective for the Company beginning with its fiscal year ending November 30, 2006. Management believes that the adoption of this Statement will not have any immediate material impact on the Company.

In December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions—an amendment of FASB Statements No. 66 and 67” (“SFAS 152) This Statement amends FASB Statement No. 66, “Accounting for Sales of Real Estate”, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (“SOP”) 04-2, and Statement No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects”, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005, with earlier application encouraged. The Company believes that the implementation of this standard will not have a material impact on its financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”). This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 13 “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees”. The provisions of this Statement will be effective for the Company beginning with its fiscal year ending December 31, 2006. The Company believes that the implementation of this standard will not have a material impact on its financial position, results of operations or cash flows.

VIPER NETWORKS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
As of December 31, 2005

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

m. New Accounting Pronouncements (continued)

In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (“SAB”) No. 107 which provides guidance regarding the interaction of SFAS 123R and certain SEC rules and regulations. The new guidance includes the SEC’s view on the valuation of share-based payment arrangements for public companies and may simplify some of SFAS 123R‘s implementation challenges for registrants and enhance the information investors receive.

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations”, which clarifies that the term ‘conditional asset retirement obligation’ as used in SFAS No. 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 is effective no later than the end of the fiscal year ending after December 15, 2005. The Company does not believe that FIN 47 will have a material impact on its financial position or results from operations.

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

In November 2005, the FASB issued FASB Staff Position (“FSP”) FSP 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment. The Company expects to adopt FSP 115-1 effective for the quarter beginning January 1, 2006, and the adoption is not expected to have a material impact on our results of operations or financial condition.

VIPER NETWORKS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
As of December 31, 2005

NOTE 2 -	GOING CONCERN

The Company’s consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred a loss from inception on September 14, 2000 through December 31, 2005, which has resulted in an accumulated deficit of $13,054,628 at December 31, 2005 which raises doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

Adoria
Current assets	$101,972
Fixed assets	72,515
Other intangible assets	-
Goodwill upon acquisition	3,482,238
Current liabilities	82,225
Long-term liabilities	-
Aggregate purchase price	$3,574,500

VIPER NETWORKS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
As of December 31, 2005

NOTE 3 -	ACQUISTIONS (continued)

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

Since the Company determined this to be other than a temporary impairment, a charge against earnings was taken in the amount of $1,092,100 for Impairment of Purchased Assets. Following this charge, the book value of Brasil LLC investment was $227,900. For the years ended December 31, 2005 and 2004 the Company recorded $46,329 and $181,067 as its 50% equity share in Brasil LLC operating loss subsequent to the Company’s investment, respectively.

In June, 2005 SII, Brasil LLC, and the Company reached a settlement agreement and release to terminate the Company’s 50% ownership in Brasil LLC arising from a disagreement between SII and the Company over responsibility for operating cash calls by, the management of, and the operation of Brasil LLC. The Company assigned its 50% interest in Brasil LLC to SII, and SII returning to the Company 1,375,000 shares of the Company’s Common Stock previously issued to them as part of the original purchase price paid for the Brasil LLC acquisition (inclusive of the Company’s subsequent 10% stock dividend). The aggregate value of the Company’s Common Stock returned ($637,500) was allocated as follows: 1) $7,567 to open accounts receivable; 2) $14,718 to zero out the remaining book investment in unconsolidated business; and, 3) $615,216 as a gain on the disposal of the purchased assets. At December 31, 2005 the Company had no equity investment in Brasil LLC.

VIPER NETWORKS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
As of December 31, 2005

NOTE 4 -	COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

December 31, 2005
Accounts receivable, net of allowance for doubtful accounts and sales returns:
Accounts receivable	$131,628
Allowance for doubtful accounts	(5,000)
Allowance for sales returns	(7,589)
$119,039

Inventories:
Consumer products	$106,134
Reserve for obsolescence	(31,175)
$74,959

Other current assets:
Prepaid expenses	$141,838
Employee travel and payroll advances	1,500
Arbitration bond with the courts	15,000
Deposits	36,536
$194,874

Property and equipment, net:
Routing and networking systems	$715,254
Computers and office equipment	35,181
750,435
Less accumulated depreciation	(570,794)
$179,640

Accrued liabilities:
Wages and payroll tax	$9,636
Other accruals	74,857
$84,492

Deferred revenues:
Consumer products	$91,317
Consumer calling time	93,976
$185,293

VIPER NETWORKS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
As of December 31, 2005

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

December 31, 2005
Balance at beginning of year	$424,541
Goodwill from acquisitions	-
Impairment losses	(275,000)
Balance at end of year	$149,541

NOTE 6 -	STOCK SUBSCRIPTION RECEIVABLE

During September 1998, the Company entered into an agreement with Tri-National, a related party, to purchase 50 acres of real property known as the Hills of Bajamar, located in Ensenada, Mexico (the “Land) that is valued at the predecessor cost of $125,000. The Company intended, at the time, to sell lots for residential development and build a communications facility for residents in the surrounding area.

As consideration for the Land, the Company issued 3,000,000 shares of its series B Preferred Stock and stock warrants to purchase 1,000,000 shares of Common Stock. During June 2001, the Company negotiated a settlement and release with the Class B preferred stockholder whereby the Preferred Stock and stock warrants were exchanged for 400,000 shares of the Company’s Common Stock and the cumulative undeclared dividend was not declared. During October 2001, Tri-National filed a voluntary bankruptcy petition; the court appointed a Trustee in October 2002.

Because consideration for the agreement (documented title) never was received the Company did not believe it was ever the owner of the Land. Accordingly, the value of the Land had previously been classified as a stock subscription receivable. .

During January 2006, the Company and the court appointed Trustee entered into a settlement agreement whereby the 400,000 shares of the Company’s Common Stock was released to the Trustee as an asset of the bankruptcy estate and the Company relinquished any claim in the Land. Accordingly, the $125,000 previously held as a stock subscription receivable was charged against earnings as a bad debt.

NOTE 7 -	RELATED PARTY TRANSACTIONS

During Fiscal 2005, the Company’s shareholders incurred expenses on behalf of the Company in the amount of $24,113, which will be repaid in the normal course of business.

During Fiscal 2004, the Company’s shareholders incurred expenses on behalf of the Company in the amount of $120,912, which will be repaid in the normal course of business.

VIPER NETWORKS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
As of December 31, 2005

NOTE 7 -	RELATED PARTY TRANSACTIONS (Continued)

During Fiscal 2005, certain of the Company’s shareholders advanced the Company $371,873 under short term promissory notes. At December 31, 2005, outstanding advances plus accrued interest from these shareholders were $528,077.

During Fiscal 2004, certain of the Company’s shareholders advanced the Company $753,041 under short term promissory notes. At December 31, 2004, outstanding advances plus accrued interest from these shareholders were $607,094.

The following shareholders advanced cash funds to the Company in 2005:

Shareholder	Cash advances during 2005	December 31, 2005

Atkiss	$72,756	$11,751
Balestraci	15,000	-
Castiglione	91,275	59,100
Shouekani	20,900	380,276
Sunstein	79,930	36,916
Weaver	7,012	68,024
TOTAL	$286,873	$556,068

In addition to the above cash advances certain unpaid salaries, benefits, and previous salary deferrals were added to the loan and are included in the above outstanding balances at December 31, 2005. The loans from Messrs Atkiss, Shouekani, and Weaver totaling $460,052 are classified on the balance sheet as loans from related party and the loans from the former employees Castiglione and Sunstein have been reclassified on the balance sheet as part of short term debt.

The terms of the unsecured Notes carried full payment of principal and accrued interest as of the end of the following fiscal year. Interest on the Notes accrued at a rate equal to the Treasury Bills annual rate of interest announced monthly by the U.S. Government for one year Treasury Constant Maturities or at the .lenders cost of funs rate.

During November 2005, Messrs Castiglione and Sunstein each converted $176,000 of their loan balance into 4,400,000 shares of the Company’s Common Stock, During February 2006, Messrs Shouekani and Weaver converted their loan balances into 27,342,080 and 2,409,822 of the Company’s Common Stock, respectively

NOTE 8 -	INCOME TAXES

Due to the Company’s net loss position from inception on September 14, 2000 to December 31, 2005, there was no provision for income taxes recorded. The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate:

VIPER NETWORKS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
As of December 31, 2005

NOTE 8 -	INCOME TAXES (continued)

	Year ended December 31,
	2005	2004

Tax provision (benefit) at statutory rate	(35)%	(35)%
State tax, net of federal benefit	(4)%)	(4)%
Permanent differences	7%	8%
Valuation allowance	32%	31%
	-%	-%

The components of net deferred tax assets are as follows:

December 31, 2005
Deferred tax assets:
Net operating loss carryforward	$4,233,666
Other assets	1,671
4,235,337
Less valuation allowance	(4,235,337)
$-

As a result of the Company’s losses to date, there exists doubt as to the ultimate realization of the deferred tax assets. Accordingly, a valuation allowance equal to the total deferred tax assets has been recorded at December 31, 2005.

At December 31, 2005, the Company had federal and state net operating loss carryforwards for tax purposes of approximately $10,390,385 and $9,471,875 which may be available to offset future taxable income and which, if not used, begin to expire in 2011 and 2013, respectively.

NOTE 9 -	COMMITMENTS AND CONTINGENCIES

Operating Lease Obligation

In July, 2004 the Company entered into a twenty-four month lease agreement for office space housing its corporate headquarters and sales; monthly rent for this space is $1,736. During November 2005 the Irvine office was consolidated in with the San Diego office and the building management subsequently placed a subtenant in the space; the Company remains obligated for any unpaid rents through the July 2006 lease termination. In August, 2004 the Company entered into a forty month lease agreement for administrative and warehouse space; monthly rent for this space is $4,387. Rent expense for the year ended December 31, 2005 and 2004 was $77,337 and $43,328, respectively. Future minimum rental commitments are $64,799 in 2006 and $52,644 in 2007.

Equity Incentive Plan

In December 2000, the Company’s shareholders adopted the 2000 equity incentive plan (the “2000 Plan”) for the benefit of employees, directors, advisors and consultants of the Company. In December 2002, the Company’s shareholders increased the shares authorized within the 2000 Plan by 10,500,000

VIPER NETWORKS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
As of December 31, 2005

NOTE 9 -	COMMITMENTS AND CONTINGENCIES (continued)

Equity Incentive Plan (continued)

shares. Under the plan, the Company may grant stock options or awards at a maximum of 12,000,000 shares. At December 31, 2005, there were 4,750,000 shares of the Company’s Common Stock available for grant under the 2000 Plan.

NOTE 10 -	PREFERRED STOCK

The Company has authorized 10,000,000 shares of preferred stock  in one or more series with such rights and privileges as the Board of Directors may, from to time, determine.  Under this provision, the Board of Directors has the right, as provided by our Articles of Incorporation to designate and issue up to 10,000,000 shares of our authorized preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences and the number of shares constituting any series or the designation of such series.  There were no shares issued and outstanding at December 31, 2005.

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

During Fiscal 2005, the Company issued (received) 29,185,475, (10,386,811), (1,375,000), 11,539,857, and 862,162 shares for cash, in payment of services (net of bonuses returned), for acquisition, in conversion of notes and accrued interest (net of recission), and a cashless exercise of warrants and options, respectively.

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

VIPER NETWORKS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
As of December 31, 2005

NOTE 12 -	STOCK OPTIONS (continued)

At December 31, 2005, there were 4,750,000 shares of the Company’s Common Stock available for future grant under the 2000 Plan.

A summary of the Company’s stock options as of December 31, 2005 and 2004 and changes during the periods is as follows:

	Year ended December 31,
	2005		2004
	Options	Weighted average exercise price	Options	Weighted average exercise price

Outstanding at the beginning of the period	3,600,000	$0.235	3,250,000	$0.132
Granted	8,250,000	0.211	1,000,000	0.488
Exercised	(200,000)	0.037	-	-
Cancelled	(4,400,000)	0.204	(650,000)	0.116
Outstanding at the end of the period	7,250,000	$0.232	3,600,000	$0.234

Vested at the end of the period	600,000		940,000
Exercisable at the end of period	7,250,000		3,600,000
Weighted average fair value per option of options granted during the period		$0.1973		$0.4871

The following table summarizes information regarding employee stock options outstanding at December 31, 2005.

		Options Outstanding		Options Exercisable
Exercise prices	Number Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price

$0.034	500,000	2.6	$0.034	500,000	$0.034
$0.200	5,250,000	9.1	$0.200	5,250,000	$0.200
$0.248	500,000	7.9	$0.248	500,000	$0.248
$0.450 - 0.526	1,000,000	8.6	$0.488	1,000,000	$0.488
	7,250,000	9.0	$0.232	7,250,000	$0.232

Stock-based compensation is recognized using the intrinsic value method. In connection with the grant of stock options to employees, the company recorded unearned stock-based compensation within stockholders’ deficit of zero during the year ended December 31, 2005 representing the difference between the estimated fair value of the common stock determined for financial reporting purposes and the exercise price of these options at the date of grant. Amortization of unearned stock-based compensation, net of any charges reversed during the period for the forfeiture of unvested options, was $54,943 and $65,931 for the years ended December 31, 2005 and 2004, respectively.

VIPER NETWORKS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
As of December 31, 2005

NOTE 12 -	STOCK OPTIONS (continued)

At December 31, 2005, the unearned stock-based compensation of $113,694 will be amortized as follows: $35,506 in 2006, $36,506 in 2007, $33,599 in 2008, and $7,083 in 2009. The amount of stock-based compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited.

The Company estimated the fair value of each option grant at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the years ended December 31, 2005 and 2004; no dividend yield, expected volatility of 103.2% and 200.7%, risk-free interest rates of 4.36% and 4.43%, and expected lives of 10.0 and 10.0 years, respectively.

Had compensation cost for the Company’s stock-based compensation plan been determined based on the fair value at the grant dates for awards under those plans consistent with the method described in SFAS 123, the Company’s net loss would have been as follows:

	Year Ended December 31,
	2005	2004
Net loss:
As reported	$(1,929,685)	$(7, 964,192)
Pro forma	$(2,186,875)	$(8, 080,696)

Basic loss per share:
As reported	$(0.01)	$(0.08)
Pro forma	$(0.02)	$(0.08)

NOTE 13 -	SUBSEQUENT EVENTS

On May 1, 2006, the Company's Board of Directors approved the designation of up to 100,000 shares of newly-designated Series A Convertible Preferred Stock.  Each share of the Series A Preferred Stock is convertible into 100 shares of the Company's common stock at any time after ten days from the date at which the Company's shareholders approve an amendment to the Company's Articles of Incorporation increasing the number of shares of the Company's common stock to an amount which would allow the Series A Preferred Stock to be converted into common stock.  The Series A Preferred Stock convertible into 10,000,000 shares of the Company’s common stock is to be issued to the Company's President and CEO, Farid Shouekani, as a retention bonus and for past services to the Company.  The Company plans to file a Certificate of Designation of Preferences with the Nevada Secretary of State and to adopt further resolutions consistent with this resolution prior to the issuance of the Series A Preferred Stock.