Form 10QSB
period 2006-03-31
VIPER NETWORKS INC
filed 2006-06-30
CIK 1133192

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark one)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

The aggregate market value of the voting stock held by non-affiliates (199,266,655 shares of Common Stock) was $8,169,933 as of March 31, 2006.  The stock price for computation purposes was $0.0410. This value is not intended to be a representation as to the value or worth of the Registrant's shares of Common Stock.  The number of shares of non-affiliates of the Registrant has been calculated by subtracting shares held by persons affiliated with the Registrant from outstanding shares.  The number of shares outstanding of the Registrant's Common Stock as of March 31, 2006 was 235,378,557.

VIPER NETWORKS, INC.
FORM 10-QSB QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

The unaudited balance sheet of the Company as of March 31, 2006, and the related balance sheet of the Company as of December 31, 2005, which is derived from the Company's audited financial statements, the un-audited statement of operations and cash flows for the three months ended March 31, 2006 and March 31, 2005 and the statement of stockholders equity for the period of December 31, 2004 to March 31, 2006 are included in this document.

Operating results for the quarter ended March 31, 2006 are not necessarily indicative of the results that can be expected for the year ending December 31, 2006.

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
Registered with the Public Company Accounting Oversight Board

To the Board of Directors of
Viper Networks Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have reviewed the accompanying consolidated balance sheets of Viper Networks, Inc. and Subsidiaries as of March 31, 2006, and the related statements of operations, changes in stockholders’ equity, and cash flows for the three months ended March 31, 2006 and 2005, in accordance with Statements on Standards for Accounting Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Viper Networks, Inc. and Subsidiaries.

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

/s/ Armando C. Ibarra
Armando C. Ibarra, CPA-APC
June 28, 2006
Chula Vista, California

VIPER NETWORKS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	March 31,	December 31,
	2006	2005
	(Unaudited)

ASSETS
Current assets:
Cash	$356,718	$33,430
Short-term investments	5,400	4,000
Accounts receivable, net of allowance for doubtful accounts and sales returns (Note 4)	94,681	119,039
Inventories (Note 4)	73,003	74,959
Other current assets (Note 4)	196,914	194,874
Total current assets	726,717	426,301

Property and equipment, net (Note 4)	186,762	179,640
Goodwill (Note 5)	200	149,541
Total assets	$913,679	$755,482

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$425,926	589,919
Accrued liabilities (Note 4)	97,803	84,492
Loans from related party (Note 7)	6,642	460,052
Taxes payable	4,563	3,749
Deferred revenues (Note 4)	203,319	185,293
Short term debt	100,132	148,438
Total current liabilities	838,385	1,471,944

Commitments and Contingencies (Note 9)

Stockholders equity (deficit):
Preferred stock: authorized 10,000,000 shares, -0- shares issued
-0- shares issued and outstanding (Note 10)and outstanding (Note 10)	-	-
Common stock: 250,000,000 shares authorized of $0.001 par value,
235,378,557 and 151,048,582 shares issued an outstanding	235,379	151,049
Additional paid-in capital	15,009,951	12,602,967
Unearned stock-based compensation	(104,567)	(113,694)
Treasury stock	(223,028)	(223,028)
Accumulated deficit	(14,764,715)	(13,054,630)
Accumulated comprehensive loss	(77,725)	(79,125)
Total stockholders’ equity (deficit)	75,294	(716,461)
Total liabilities and stockholders’ equity (deficit)	$913,679	$755,482

The referenced notes are an integral part of these consolidated financial statements.

VIPER NETWORKS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2006	2005

Net Revenues	$470,545	$946,953
Cost of revenues	404,573	924,913
Gross Margin	65,972	22,040

Operating Expenses
General and administrative	1,746,664	840,588
Bad debt (recovery) expense	14,693	(26,833)
Equity loss from unconsolidated subsidiaries	-	14,213
Impairment of purchased intangibles	149,341	275,000
(Recovery) impairment of purchased assets	-	-
Total Operating Expenses	1,910,698	1,102,968

Loss from operations	(1,844,726)	(1,080,927)

Other income (expenses)
Realized gain on marketable securities	154,072	-
Interest expense	(20,369)	(14,553)
Other income (expense)	937	3
Total other income (expenses)	134,640	(14,550)

Net loss	$(1,710,086)	$(1,095,478)

Basic loss per share	$(0.01)	$(0.01)

Weighted average number of shares outstanding	166,072,285	123,650,390

The referenced notes are an integral part of these consolidated financial statements.

VIPER NETWORKS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity (Deficit) (Unaudited)

									Total
	Common Stock		Additional	Stock	Unearned			Other	Stockholders’
	Shares	Amount	Paid-In Capital	Subscriptions Receivable	Stock-based Compensation	Treasury Stock	Accumulated Deficit	Comprehensive Loss	Equity (Deficit)

Balance, December 30, 2004	121,222,899	$121,223	$11,425,685	$(125,000)	$(253,318)	$-	$(11,124,944)	$(78,125)	$(34,478)

Issuance of common stock for cash	29,185,475	29,185	1,179,036	125,000	-	-	-	-	1,333,221
Issuance of common stock for
services received	(10,386,811)	(10,387)	148,576	-	-	-	-	-	138,189
Cancellation of common stock upon
recision of notes payable	(554,283)	(554)	(150,614)	-	-	-	-	-	(151,168)
Conversion of notes payable and interest	12,094,140	12,094	491,523	-	-	-	-	-	503,617
Cancellation of common stock for settlement
and acquisition termination	(1,375,000)	(1,375)	(636,125)	-	-	-	-	-	(637,500)
Issuance of common stock for cashless
exercise of warrants and options	862,162	862	229,566	-	-	(223,028)	-	-	7,400
Stock-based compensation	-	-	(84,681)	-	139,624	-	-	-	54,943
Comprehensive loss	-	-	-	-	-	-	-	(1,000)	(1,000)
Net Loss for the year ended
December 31, 2005	-	-	-	-	-	-	(1,929,685)	-	(1,929,685)
Balance, December 31, 2005	151,048,582	151,049	12,602,966	-	(113,694)	(223,028)	(13,054,629)	(79,125)	(716,461)

Issuance of common stock for cash	17,897,500	17,898	601,589	-	-	-	-	-	619,486
Issuance of common stock for
services received	33,825,167	33,825	1,344,923	-	-	-	-	-	1,378,749
Issuance of common stock for syndication fee	1,500,000	1,500	(1,500)	-	-	-	-	-	-
Conversion of notes payable and interest	31,107,308	31,107	461,973	-	-	-	-	-	493,080
Stock-based compensation	-	-	-	-	9,127	-	-	-	9,127
Comprehensive loss	-	-	-	-	-	-	-	1,400	1,400
Net Loss for quarter ended
March 31, 2006	-	-	-	-	-	-	(1,710,086)	-	(1,710,086)
Balance, March 31, 2006	235,378,557	$235,379	$15,009,951	$-	$(104,567)	$(223,028)	$(14,764,715)	$(77,725)	$75,295

The referenced notes are an integral part of these consolidated financial statements.

VIPER NETWORKS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2006	2005

Cash flows from operating activities:
Net loss	$(1,710,086)	$(1,095,477)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	47,326	79,455
Allowance for doubtful accounts and sales returns	7,799	(51,245)
Amortization of stock-based compensation	9,127	15,573
Loss (gain) on sale of property and equipment	(6,812)	675
Impairment of purchased intangibles	149,341	275,000
Equity loss from unconsolidated subsidiaries	-	14,213
(Gain) on sale of marketable securities	(154,072)	-
Stock based compensation	1,384,725	40,045
Interest accrual	20,131	10,250
Changes in assets and liabilities:
Accounts receivable	38,804	21,923
Inventories	1,956	36,282
Prepaid expenses	1,458	61,894
Other current assets	(10,374)	1,873
Accounts payable	(111,356)	125,335
Accrued liabilities	16,965	24,776
Taxes payable	814	807
Deferred revenues	18,025	8,073
Net cash used in operating activities	(296,229)	(430,548)

Cash flows from investing activities:
Purchases of property and equipment	(57,636)	(1,086)
Proceeds from sale of property and equipment	10,000	8,700
Sales of marketable securities	80,089	-
Net cash used in investing activities	(47,636)	7,614

VIPER NETWORKS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited) (Continued)

	Three Months Ended March 31,
	2006	2005

Cash flows from financing activities:
Proceeds from issuance of common stock	619,486	454,000
Proceeds from shareholder loans	31,990	70,000
Repayments of shareholder loans	(55,411)	(35,595)
Repayments of convertible loans	(9,000)	(21,145)
Payments on capital lease obligations	-	(1,972)
Net cash provided by financing activities	587,065	465,287

Net increase in cash	243,199	42,353
Cash at the beginning of the period	33,430	46,957
Cash at the end of the period	$276,629	$89,310

Supplemental schedule of cash flow activities
Cash paid for:
Interest	$59	$5,449
Income taxes	$-	$800

Non-cash investing and financial activities:
Common stock issued in payment of services	$1,378,749	$351,504
Common stock issued in payment of convertible loans	$493,080	$(20,110)
Common stock issued in payment of syndication fees	$78,000	$-

The referenced notes are an integral part of these consolidated financial statements.

VIPER NETWORKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

NOTE 1 -	CONDENSED FINANCIAL STATEMENTS

The accompanying March 31, 2006 financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2006 and 2005 and for all periods presented have been made. Certain information and Footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2005 audited financial statements. The results of operations for periods ended March 31, 2006 and 2005 are not necessarily indicative of the operating results for the full years.

NOTE 2 -	DESCRIPTION OF THE BUSINESS

The consolidated financial statements presented are those of Viper Networks, Inc. and its wholly-owned Subsidiaries (the “Company”).

We are striving to become a provider of Voice over Internet Protocol, or VoIP, communications products and services. Since we began VoIP operations in 2000, we have evolved from a pioneer in selling VIPER CONNECT, a “push to talk” technology developed by ITXC, to a next generation provider of high-quality telecommunication services and technology for internet protocol, or IP telephony applications. We utilize our VoIP technology to transmit digital voice communications over data networks and the Internet.

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

In accordance with the provisions of SFAS 123, all other issuances of stock, stock options or other equity instruments to employees and non-employees as the consideration for goods or services received by the Company are accounted for based on the fair value of the equity instrument issued (unless the fair value of the consideration received can be more reliably measured). During the three months ended March 31, 2006 and 2004, the Company recognized $246,926 and $158,718 and $271,882 and $533,892 of expense relating to the grant of common stock to non-employees and employees, respectively, for services which are included in the accompanying consolidated statements of operations. The value of these shares was determined based upon over the counter closing prices.

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

j. Net Loss Per Share (continued)

Options and/or warrants will have a dilutive effect only when the average market price of the common stock during the period exceeds the exercise price of the options and/or warrants. There were options to purchase 7,250,000 shares of common stock and 34,033,290 warrants potentially issuable at March 31, 2006 which were not included in the computation of net loss per share.

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

l. Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections: a Replacement of Accounting Principles Board Opinion No. 20 and FASB Statement No. 3" ("SFAS No. 154"). SFAS No. 154 requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so or another methodology is required by the standard. Retrospective application refers to the application of a different accounting principle to previously issued financial statements as if that principle had always been used. SFAS No. 154's retrospective application requirement replaces APB No. 20's ("Accounting Changes") requirement to recognize most voluntary changes in accounting principle by including in net income (loss) of the period of the change the cumulative effect of changing to the new accounting principle. This statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. SFAS No. 154 also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The requirements are effective for accounting changes made in fiscal years beginning after December 15, 2005 and will only impact the consolidated financial statements in periods in which a change in accounting principle is made.  The implementation of SFAS No. 154 did not have a material impact on our financial position, results of operations or cash flows.

VIPER NETWORKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

NOTE 4 -	GOING CONCERN

The Company’s consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred a loss from inception on September 14, 2000 through March 31, 2006, resulting in an accumulated deficit of $14,764,715 at March 31, 2006, that raises doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

It is the intent of management to continue to develop its voice and data services to Web-based customers and expand its Voice-over-Internet Protocol networks for businesses, institutions, and Internet Service Providers (ISP).

Company management will seek additional financing through new stock issuances and lines of credit.

NOTE 5 -	SIGNIFICANT EVENTS

On February 14, 2006, the Company signed a three year lease commencing March 15th. for 4,000 square feet of office space in Troy, Michigan for an East Coast sales office and to consolidate inventory, order fulfillment, and technical support. First year monthly rental payments are $2,650 increasing to $3,170 and $4,170 in the second and third years. Subsequently, on May 3, 2006 the Company signed a sublease agreement for 80% (3,343 square feet) of its San Diego office under terms equal to its master lease obligation for the remainder of the lease term.

On February 16, 2006, Ron Weaver and Yale Wong elected to convert the entire balance of their promissory notes ($72,294 and $40,662) into 2,409,822 and 1,355,406 shares of the Company’s Common Stock in accordance with the terms of the notes, respectively. Also on February 16, 2005, Farid Shouekani elected to convert $90,877 of his promissory note into 4,199,178 shares of the Company’s Common Stock in accordance with the terms of the note.

On March 1, 2006, Farid Shouekani elected to convert an additional $289,398.78 of his promissory note into 23,151,902 shares of the Company’s Common Stock in accordance with the terms of the note.

On March 31, 2006, the Company issued 31,058,500 shares on common stock to seven individuals in Saudi Arabia for services within the Middle East to provide market analysis, develop business plans, establish distribution channels, engineering and other local support, and to assist in obtaining local licenses.

On April 5, 2006, the Company signed a twelve month consulting agreement with J2 Capital Management for strategic advisory services and marketing, advertising, and public relations services in exchange for 2,500,000 shares of the Company’s common stock.

On April 30, 2006, the Company signed two twelve month consulting agreements with Pasadena Capital Partners, LLC and BlueWave Advisors, LLC for the development and implementation of a marketing and an investor awareness programs and for turn-key services as the Company’s in-house investor relations in exchange for an aggregate of 2,750,000 shares of the Company’s common stock.

During February the Board of Directors approved, in principal, a compensation arrangement for Farid Shouekani, CEO, which would allow him to receive 10,000,000 shares of common stock for past services and as a retention incentive.  The Company does not have a sufficient number of authorized

VIPER NETWORKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

NOTE 5 -	SIGNIFICANT EVENTS (continued)

but unissued shares of common stock to complete the transaction.  Currently, the Company is exploring the possibility of designating a Series A Preferred Stock from the amount of authorized but unissued Preferred Stock for this purpose.  The Company anticipates that the Series A Preferred Stock will include a provision which will convert the Series A Preferred Stock into shares of the Company's common stock at such time as there are a sufficient number of authorized but unissued shares.  The exact form of this arrangement is subject to further discussion by the Board of Directors

During June the Board of Directors approved, in principal, a compensation arrangement for Ron Weaver, Chairman of the Board, which would allow him to 1,000,000 shares of common stock for past services and as a retention incentive.  The Company does not have a sufficient number of authorized but unissued shares of common stock to complete the transaction.  Currently, the Company is exploring the possibility of designating a Series A Preferred Stock from the amount of authorized but unissued Preferred Stock for this purpose.  The Company anticipates that the Series A Preferred Stock will include a provision which will convert the Series A Preferred Stock into shares of the Company's common stock at such time as there are a sufficient number of authorized but unissued shares.  The exact form of this arrangement is subject to further discussion by the Board of Directors.

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

FORWARD-LOOKING STATEMENTS

This Form 10-QSB contains forward-looking statements. Forward-looking statements are statements concerning plans, objectives, goals, strategies, expectations, intentions, projections, developments, future events, performance or products, underlying (express or implied) assumptions and other statements which are other than historical facts. In some cases forward-looking statements can be identified by the use of forward-looking words such as “believes”, “expects”, "ma,", "will", "should", "could", "intends", "plan,", "anticipates", "contemplates", "estimates", "predicts", "projects", and other similar terminology or the negative of these terms or by discussions of plans or strategy that involve risks or uncertainties Management wishes to caution the reader that these forward-looking statements including, but not limited to, statements regarding the Company’s marketing -plans, goals, competitive and technology trends, and other matters that are not historical facts are only predictions. No assurances can be given that such predictions will prove correct or that the anticipated future results will be achieved. Actual events or results may differ materially either because one or more predictions prove to be erroneous or as a result of other risks facing the Company. Forward-looking statements should be read in light of the cautionary statements and important factors described in this Form 10-QSB, including, but not limited to, the Sections titled “The Factors That May Affect Future Results” shown as Item 3 and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The risks include, but are not limited to, the risks associated with an early-stage company that has only a limited history of operations, the comparatively limited financial resources of the Company, the intense competition the Company faces from other established competitors, technological changes that may limit the ability of the company to market and sell its products and services or adversely affect the pricing of these products or services, and management that has only limited experience in developing systems and management practices. Any one or more of these or other risks could cause actual results to differ materially from the future results indicated, expressed, or implied in such forward-looking statements. We undertake no obligation to update or revise any forward-looking statement to reflect events, circumstances, or new information after the date of this Form 10-QSB or to reflect the occurrence of unanticipated or other subsequent events, and we disclaim any such obligation.

RESULTS OF OPERATIONS

Comparison of Three Month period Ended March 31, 2006 and March 31, 2005

During the three months ended March 31, 2006, the Company recorded $470,545 in Net revenues. This was a $476,408 decrease (-50%) compared to the three months ended March 31, 2005 when we recorded $946,953 in Net revenue. The decrease in Net revenues consisted of a $26,080 (-16%) decrease in sales of VoIP products and services (“vPhone”) revenue and a $450,328 (-57%) decrease in wholesale operations (“Wholesale”). The decrease in revenue from Wholesale resulted from an intentional shift in emphasis away from the former Mid-Atlantic operations ($220,324 in the first Quarter of 2005 vs. $28,392 in the same three months of 2006), coupled with the curtailment of available business caused by cash flow restrictions.

During the three months ended March 31, 2006, the Company’s Cost of revenues was $404,573, which resulted in a Gross margin as a percentage of Net revenues of approximately 14%. This compares to the three months ended March 31, 2005 when our Cost of revenues was $924,913, which resulted in a Gross margin percentage of Net revenues of approximately 2.3%. vPhone Cost of revenues in the first nine months in 2005 was 85.3% of Net revenues ($138,870 vs. $162,816, respectively); in the same period during 2006 costs increased to 90.6% of Net revenues for vPhone activities ($123,879 COGS vs $136,736 Net revenues). For our Wholesale operations, Cost of revenues improved as we de-emphasized the former Mid-Atlantic operations which have traditionally seen tighter margins. Wholesale’s profitability for the period on a Gross margin basis improved from a 0.2% loss in 2005 (-$1,906) to a 15.9% Gross profit in 2005 ($53,115). These factors resulted in a tripling of Gross Profit for the Company, improving from $22,040 in 2005 (2.3%) to $65,972 in 2006 (14%) for comparable periods. The Company expects these trends to continue for the remainder of the year.

During the three months ended March 31, 2006 the Company incurred $1,746,664 in General and administrative expenses. This compares to the three months ended March 31, 2005 when we incurred $840,588 in General and administrative expenses.  vPhone (including corporate overhead) General and administrative expenses in the three months ended March 31, 2005 totaled $597,787 (367% compared to revenues of $162,816); during the same period in 2006 these expenses more than doubled to $1,559,413, or 1140% or vPhone revenue. The Company incurred a one-time non-cash charge of $1,273,398 for services by seven individuals to evaluate the Middle East market, develop a business plan, and establish distribution and support channels. Excluding this non-cash charge General and administrative expenses were reduced $286,015 or a 52% reduction from the same period in 2005. Simultaneously, Wholesale General and administrative expenses decreased by 23% from $242,801 in the first three months of 2005 (31% of revenues) to $187,251 in the same period in 2006 (56% of revenues). These results led to an overall increase of 108% in General and administrative expenses for the first three months of 2006 compared to the same period in 2005. Overall, General and administrative expenses were primarily made up of wages and salaries, business consulting services, office expenses, fees and costs incurred for legal and accounting services, and other administrative costs.

During the three months ended March 31, 2006 the Company had Bad debt expense of $14,693 compared to the three months ended March 31, 2005, when we had a recovery of $26,833 in Bad debt. During the three months ended March 31, 2006 we experienced no Equity loss from unconsolidated subsidiaries; during the three months ended March 31, 2005 when we recorded an Equity loss from unconsolidated subsidiaries of $14,213. In addition, during the three months ended March 31, 2006 we recorded a charge of $149,341 for Impairment of purchased intangibles compared to the three months ended March 31, 2005, when we recorded a charge of $275,000. The Impairment of purchased intangibles recognized during the three months ended March 31, 2006 and 2005 resulted from the annual evaluation of purchased intangibles based on the discounted cash flow analysis of Mid-Atlantic ($94,341 and $244,000, respectively) and Adoria ($55,000 and $31,000, respectively).

During the three months ended March 31, 2006, we realized a Loss from operations of $1,844,726 compared to a Loss from operations of $1,080,927 during the three months ended March 31, 2005. The adverse change of -$763,798, or 71% on a year-to-year basis, was due primarily to the non-cash General and administrative expenses discussed above offset in part by cash reductions in General and administrative expenses and improved Gross margin.

During the three months ended March 31, 2006, we recognized a $154,072 gain from the sale of 224,799 shares of NextPhase Wireless, Inc. (“NextPhase”) common stock to the public and 250,000 shares in private transactions in exchange for services. This compares to the three months ended March 31, 2005 when we had no similar gains or loses. During the three months ended March 31, 2006, we incurred Interest expense of $20,369 compared to $14,199 in Interest expense during the three months ended March 31, 2005. The increase in Interest expense was due to increased borrowings from related parties.

As a result, during the three months ended March 31, 2006 we had a Net loss of $1,710,086 compared to the three months ended March 31, 2005, when we had a Net loss of $1,095,478 (an adverse change of $614,608 or 56%). vPhone experienced a Net loss of $1,552,744 (1136% of revenues), an adverse change of $668,512 (or -76%) compared to a Net loss in the comparable period in 2005 of $884,232. Wholesale experienced a Net loss of $157,342 (47% of revenues), an improvement of $53,904 compared to the $211,246 Net loss for the same period in 2005 (27% of revenues).

Basic loss per share for the three months ended March 31, 2006 was $.01, unchanged from the same period in 2005. During the three months ended March 31, 2006, the Company had 166,072,285 Weighted average shares outstanding. By comparison, during the three months ended March 31, 2005 the Company had 123,650,390 Weighted average shares outstanding.

IMPACT OF INFLATION

Because of the nature of its services, the Company does not believe that inflation had a significant impact on its sales or profits.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2006, we had $362,118 in Cash and Short term investments. At the same time, we had $94,681 in Net accounts receivable, $73,003 in Inventories, for $726,717 in Total current assets. In contrast, as of March 31, 2006 our Total current liabilities were $838,385, which consisted primarily of the following material amounts: $425,926 in Accounts payable, $97,803 in Accrued liabilities, $203,319 in Deferred revenues, and $100,132 in Short term debt.

During the three months ended March 31, 2006, our cash needs were met primarily by the sale of common stock, loans from certain of our shareholders, and the sale of stock holdings in NextPhase owned by the Company (see discussion below). We cannot be assured that we can continue to obtain funds from these or any other sources to meet our need for additional capital resources.

Net working capital as of March 31, 2006 was ($111,668), an improvement compared to ($936,246) for the same period in 2005. Overall, the company’s access to capital is very limited. The Company continually evaluates its cash needs and anticipates seeking additional equity or debt financing in order to achieve its overall business objectives. However, no commitment for additional financing has been obtained and there can be no assurance that such financing will be available, or, if available, at a price or in a form that is acceptable to the Company. We may be limited to loans and other cash infusions from officers, directors, existing stockholders, and persons affiliated or associated with one or more of them. In addition, if any financing should be obtained, existing stockholders will likely incur substantial, immediate, and permanent dilution of their existing investment. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have an adverse impact on the Company’s ability to achieve its business objectives.

NextPhase Wireless, Inc. is trading on the OTC BB under the symbol NXPW.  Incorporated in September, 2000 as a 100% owned subsidiary of the Company, NextPhase remained operationally dormant until May, 2004. At that time the Company elected to concentrate its efforts into its core VoIP business activities. The non-VoIP technologies - that were never developed, were deemed to be of no value, and into which the Company had no intention of investing time or funds - were then assigned to the NextPhase subsidiary in anticipation of spinning it off as a separate entity. In this way, the Company hoped through the spinoff some value might be obtained from what otherwise would have remained worthless. The asset assignment and spinoff was accomplished by Resolution of the Board of Directors of the Company; no formal purchase and sale agreement existed.

One officer of the Company, believing he could create and implement a viable business model within NextPhase, then terminated his employment with Viper and became an officer of NextPhase. Concurrent with the spinoff, NextPhase issued additional common shares to this officer and to several other NextPhase employees that had the effect of diluting Vipers’ share of ownership to 40% (4,000,000 shares).

From that point forward NextPhase pursued its own business opportunities independent to those of the Company, except that in 2004 all holders of NextPhase common stock, including the Company, pledged their shares as collateral for a loan NextPhase sought, the proceeds of which were used by NextPhase to purchase a publicly trading entity (Edison Renewables, Inc). That loan has been repaid in full and the pledged shares have been released from the Pledge Agreement.

NextPhase was and continues to be a separate legal entity not related to the Company other than through the Company’s equity ownership. None of the management of the Company have any operational position within NextPhase nor as members of it’s Board of Directors.

The 4,000,000 common shares of NextPhase were pledged (“Pledged Stock”) as collateral on behalf of NextPhase for a $350,000 promissory note (“Note”).  In early May 2005, the Note was paid in full and the Pledged Stock is being released to the Company.  In August, 2005 the Company requested an exemption (as noted below) to commence selling shares of the NextPhase “restricted” common stock to raise capital for the Company.

During the period ending March 31, 2006, the Company sold 224,799 shares of NextPhase in the public market and exchanges 250,000 shares in private transactions in payment of services. Aggregate proceeds from the public sale equaled $80,089. On March 31, 2006 the Company holds 1,460,934 shares of NextPhase common stock

The term “restricted” refers to common stock represented by certificate(s) that have not been registered under the Securities Act of 1933, as amended (the “Act”), or under certain state securities laws.  No public sale or transfer of these shares may be made in the absence of (a) an effective registration statement under the Act or (b) an opinion of counsel acceptable to the issuing company that registration under the Act or under applicable state securities laws is not required (an exemption) in connection with such proposed sale or transfer.  An exemption is typically limited to i) stock owned for a minimum of twelve months and ii) a maximum number of shares to be offered for sale, during any rolling three month period, limited to 1% of the issuing company’s total number of shares issued and outstanding.

The Company has been cash negative since inception, and is not expected to become cash neutral or cash positive until revenues grow significantly in the VoIP operation (at the earliest, by the end of 2006). Until this time, the Company will depend on outside cash sources - mainly new equity sales. Cash on hand as of March 31, 2006 is insufficient to support the needs of the Company for more than a very short period of time. To support operational needs and to implement the business plan the Company will need to raise significant additional capital; without such additional capital the Company cannot grow or continue as it is currently constituted. As of March 31, 2006, the Company expects that it will need at least $2,050,000 to cover its anticipated operating expenses for the twelve month period thereafter.  Of this, approximately 59% is for projected salary and payroll related expenses, 13% for projected lease and facility related expenses, and 11% for projected professional services expenses.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections: a Replacement of Accounting Principles Board Opinion No. 20 and FASB Statement No. 3" ("SFAS No. 154"). SFAS No. 154 requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so or another methodology is required by the standard. Retrospective application refers to the application of a different accounting principle to previously issued financial statements as if that principle had always been used. SFAS No. 154's retrospective application requirement replaces APB No. 20's ("Accounting Changes") requirement to recognize most voluntary changes in accounting principle by including in net income (loss) of the period of the change the cumulative effect of changing to the new accounting principle. This statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. SFAS No. 154 also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The requirements are effective for accounting changes made in fiscal years beginning after December 15, 2005 and will only impact the consolidated financial statements in periods in which a change in accounting principle is made.  The implementation of SFAS No. 154 did not have a material impact on our financial position, results of operations or cash flows.

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

1. Continued Operating Losses & Early-Stage Company.
The Company has incurred $1,710,086 in losses during the three months ending March 31, 2006 and cumulative losses of $14,764,715 since the Company’s inception. The Company is an early-stage company and may well incur significant additional losses in the future as well and there can be no assurance that the Company will be successful or that it will be profitable in the future.

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

23. Control.
Our current officers and directors directly and indirectly hold an aggregate of 36,111,902 shares of the Company’s common stock (before including any shares issuable upon exercise of any options, warrants, or the conversion of certain convertible non-dilutive promissory notes issued on August 26,2005). This represents approximately 15.3% of the Company’s total outstanding shares as of March 31, 2006 and thereby allows the Company’s officers and directors to retain significant influence over the Company. Further and due to our limited financial resources, in the past we have issued our common stock and granted common stock purchase options to our officers and directors in lieu of paying cash compensation and we anticipate that we may need to continue this practice in the future. This may further limit the ability of stockholders

24. Prior Filing of Form 10-SB.
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

30. Matter of Public Market and Rule 144 Stock Sales.
As of March 31, 2006, there were 91,839,882 shares of the Company’s Common Stock that were “restricted securities” and which may be sold pursuant to Rule 144. Since September 16, 2002, we have had a limited public trading market for our Common Stock in the “Pink Sheets” market. Since that date trading volumes have been volatile with sporadic liquidity levels. Further, our Common Stock is (as of the date of the filing of this Report) a “Penny Stock” and for this reason we face continuing difficulties in our efforts to gain a liquid trading market and there can be no assurance that any liquid trading market will ever develop or, if it does develop, that it can be maintained. In the event that we are able to complete the filing of all periodic reports (the “Periodic Reports”) required by Section 13(a) of the Exchange Act, we may be able to avoid any significant adverse enforcement action by the SEC arising out of our lack of compliance with the Exchange Act. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell in brokerage transactions, an amount not exceeding in any three month period 1% of our outstanding Common Stock. Further, unless the Company can complete all of the required Periodic Reports and remain current in the filing of all future Periodic Reports, persons holding restricted stock will not be able to avail themselves of the safe harbor provisions of Rule 144. Persons who are not affiliated with the Company and who have held their restricted securities for at least two years are not subject to the volume limitation. In any trading market for our Common Stock, possible or actual sales of our Common Stock by present shareholders under Rule 144 may have a depressive effect on the price of our Common Stock even if a liquid trading market develops.

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

In addition, transactions in a NASDAQ security directly with the NASDAQ market maker for such securities, are subject only to the sole market-maker disclosure, and the disclosure with regard to commissions to be paid to the broker/dealer and the registered representatives. The Company's securities are subject to the above rules

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

DISCLOSURE CONTROLS AND INTERNAL COMTROLS

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

VIPER NETWORKS, INC. vs GREENLAND CORPORATION

On June 11, 2004 the Company filed an action in The Superior Court of the county of San Diego, California seeking, among other things, rescission of an April 25, 2003 agreement with Greenland Corporation (“Greenland”).  The Company considers the contract it entered into with Greenland (wherein Greenland was to receive 2,500,000 shares of the Company’s common stock) to have been obtained by fraud.  Greenland has filed counter-claims in both California and Utah, seeking, among other things, full and free ownership to the disputed shares of the Company’s common stock.

As requested, by the Company, The Superior Court stayed the California cases and referred the California and Utah causes of action to binding arbitration (as stipulated in the April 25, 2003 agreement). Although the final decision of the Arbitrator remains pending, the company believes the interim award issued by the Arbitrator on February 10, 2006 to be very favorable to the Company. If the interim award were to stand, the Company believes the ruling would, in essence, restore the parties to the conditions that existed prior to the consummation of the agreement, to include the return to treasury of the 2,500,000 shares of the Company’s common stock; which is what the Company has been seeking. The Company is currently evaluating the interim award and formulating it’s response to it, including, but not limited to, additional claims (such as compensation for attorney’s fees), if any.

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

During January 2006, the Company and the court appointed Trustee entered into a settlement agreement whereby the 400,000 shares of the Company’s Common Stock was released to the Trustee as an asset of the bankruptcy estate, Viper was released from all claims, and the Company relinquished any claim in the Land. Accordingly, the $125,000 previously held as a stock subscription receivable was charged against earnings as a bad debt during the year ended December 31, 2005.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2006, the Company issued 333,333 shares of the Company’s Common stock to one purchaser in exchange for the Company’s receipt of $20,000 in cash. All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933 without the use of an underwriter or NASD registered broker-dealer; no commissions were incurred by the Company in connection with the transaction. The purchaser was an Accredited investors as defined in Rule 501 of Regulation D of the Securities Act of 1933. The

purchaser was provided with, or given access to, information about the Company and the offering, including, but not limited to, the Company’s financial statements, business plan, articles of incorporation, by-laws, a description of how the proceeds were to be used, and additional information to assist them in understanding the merits and risks of the investment. The purchaser was further provided the opportunity to ask questions of the Company’s officers and directors and receive answers to their questions. The purchaser was informed the securities purchased were restricted securities and they may have to hold them for an indefinite period of time.

In January 2006, the Company issued a total of 912,000 shares of the Company’s Common stock to Paul Atkiss (an officer and director of the Company; 250,000), two employees (132,000), Paul Goss (legal counsel; 350,000), and Gibrahn Verdult (consultant; 180,000) in payment for services. All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933 without the use of an underwriter or NASD registered broker-dealer; no commissions were incurred by the Company in connection with the transaction. The purchasers were sophisticated and experienced in financial, business, and investment matters and otherwise able to evaluate the merits and risks associated with the purchase of the Company’s securities. The purchasers were provided with, or given access to, information about the Company and the offering, including, but not limited to, the Company’s financial statements, business plan, articles of incorporation, by-laws, a description of how the proceeds were to be used, and additional information to assist in understanding the merits and risks of the investment. The purchasers were further provided the opportunity to ask questions of the Company’s officers and directors and receive answers to their questions. The purchasers were informed the securities purchased were restricted securities and they may have to hold them for an indefinite period of time.

In January 2006, the Company issued 9,000,000 shares of the Company’s Common stock to two purchasers in a cashless exercise of stock options (200,000 shares $7,400) and warrants (8,800,000 shares $352,000) in exchange for monies owed on promissory notes. All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933 without the use of an underwriter or NASD registered broker-dealer; no commissions were incurred by the Company in connection with the transaction. The purchasers were each Accredited investors as defined in Rule 501 of Regulation D of the Securities Act of 1933. The purchasers were provided with, or given access to, information about the Company and the offering, including, but not limited to, the Company’s financial statements, business plan, articles of incorporation, by-laws, a description of how the proceeds were to be used, and additional information to assist them in understanding the merits and risks of the investment. The purchasers were further provided the opportunity to ask questions of the Company’s officers and directors and receive answers to their questions. The purchasers were informed the securities purchased were restricted securities and they may have to hold them for an indefinite period of time.

In January 2006, the Company issued 5,915,000 shares of the Company’s Common stock to five purchasers in exchange for the Company’s receipt of an aggregate of $195,800 in cash. All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933 without the use of an underwriter or NASD registered broker-dealer; no commissions were incurred by the Company in connection with the transaction. The purchasers were sophisticated and experienced in financial, business, and investment matters and otherwise able to evaluate the merits and risks associated with the purchase of the Company’s securities. The purchasers were provided with, or given access to, information about the Company and the offering, including, but not limited to, the Company’s financial statements, business plan, articles of incorporation, by-laws, a description of how the proceeds were to be used, and additional information to assist in understanding the merits and risks of the investment. The purchasers were further provided the opportunity to ask questions of the Company’s officers and directors and receive answers to their questions. The purchasers were informed the securities purchased were restricted securities and they may have to hold them for an indefinite period of time.

In January 2006, the Company issued 3,294,140 shares of the Company’s Common stock to three purchasers in conversion of an aggregate of $151,464 owed under convertible promissory notes. All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933 without the use of an underwriter or NASD registered broker-dealer; no commissions were incurred by the Company in connection with the transaction. The purchasers were sophisticated and experienced in financial, business, and investment matters and otherwise able to evaluate the merits and risks associated with the purchase of the Company’s securities. The purchasers were provided with, or given access to, information about the Company and the offering, including, but not limited to, the Company’s financial statements, business plan, articles of incorporation, by-laws, a description of how the proceeds were to be used, and additional information to assist in understanding the merits and risks of the investment. The purchasers were further provided the opportunity to ask questions of the Company’s officers and directors and receive answers to their questions. The purchasers were informed the securities purchased were restricted securities and they may have to hold them for an indefinite period of time.

In February 2006, the Company issued 15,615,000 shares of the Company’s Common stock to five purchasers in exchange for the Company’s receipt of an aggregate of $569,486 in cash. All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933 without the use of an underwriter or NASD registered broker-dealer; a 1,500,000 share commissions was incurred by the Company in connection with the transaction. The purchasers were sophisticated and experienced in financial, business, and investment matters and otherwise able to evaluate the merits and risks associated with the purchase of the Company’s securities. The purchasers were provided with, or given access to, information about the Company and the offering, including, but not limited to, the Company’s financial statements, business plan, articles of incorporation, by-laws, a description of how the proceeds were to be used, and additional information to assist in understanding the merits and risks of the investment. The purchasers were further provided the opportunity to ask questions of the Company’s officers and directors and receive answers to their questions. The purchasers were informed the securities purchased were restricted securities and they may have to hold them for an indefinite period of time.

In February 2006, the Company issued a total of 2,000,000 shares of the Company’s Common stock to Nabil Youkhana (an officer of the Company; 1,500,000) and to one other employee (500,000), in payment for service. All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933 without the use of an underwriter or NASD registered broker-dealer; no commissions were incurred by the Company in connection with the transaction. The purchasers were sophisticated and experienced in financial, business, and investment matters and otherwise able to evaluate the merits and risks associated with the purchase of the Company’s securities. The purchasers were provided with, or given access to, information about the Company and the offering, including, but not limited to, the Company’s financial statements, business plan, articles of incorporation, by-laws, a description of how the proceeds were to be used, and additional information to assist in understanding the merits and risks of the investment. The purchasers were further provided the opportunity to ask questions of the Company’s officers and directors and receive answers to their questions. The purchasers were informed the securities purchased were restricted securities and they may have to hold them for an indefinite period of time.

In February 2006, the Company issued 1,355,406 shares of the Company’s Common stock to one purchaser in conversion of $40,662 owed under a convertible promissory note. All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933 without the use of an underwriter or NASD registered broker-dealer; no commissions were incurred by the Company in connection with the transaction. The purchaser was sophisticated and experienced in financial, business, and investment matters and otherwise able to evaluate the merits and risks associated with the purchase of the Company’s securities. The purchaser was provided with, or given access to, information about the Company and the offering, including, but not limited to, the Company’s financial statements, business plan, articles of incorporation, by-laws, a description of how the proceeds were to be used, and additional information to assist in understanding the merits and risks of the investment. The purchaser was further provided the opportunity to ask questions of the Company’s officers and directors and receive answers to their questions. The purchaser was informed the securities purchased were restricted securities and they may have to hold them for an indefinite period of time

In March 2006, the Company issued 6,600,000 shares of the Company’s Common stock to two purchasers in conversion of an aggregate of $163,172 owed under convertible promissory notes. Ronald Weaver, a director, received 2,409,822 shares ($72,295) and Farid Shouekani, an officer and director, received 4,190,178 shares ($90,877). All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933 without the use of an underwriter or NASD registered broker-dealer; no commissions were incurred by the Company in connection with the transaction. The purchasers were sophisticated and experienced in financial, business, and investment matters and otherwise able to evaluate the merits and risks associated with the purchase of the Company’s securities. The purchasers were provided with, or given access to, information about the Company and the offering, including, but not limited to, the Company’s financial statements, business plan, articles of incorporation, by-laws, a description of how the proceeds were to be used, and additional information to assist in understanding the merits and risks of the investment. The purchasers were further provided the opportunity to ask questions of the Company’s officers and directors and receive answers to their questions. The purchasers were informed the securities purchased were restricted securities and they may have to hold them for an indefinite period of time.

In March 2006, the Company issued 250,000 shares of the Company’s Common stock to Paul Atkiss, an officer and director of the Company in payment for services. All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933 without the use of an underwriter or NASD registered broker-dealer; no commissions were incurred by the Company in connection with the transaction. The purchaser was sophisticated and experienced in financial, business, and investment matters and otherwise able to evaluate the merits and risks associated with the purchase of the Company’s securities. The purchaser was provided with, or given access to, information about the Company and the offering, including, but not limited to, the Company’s financial statements, business plan, articles of incorporation, by-laws, a description of how the proceeds were to be used, and additional information to assist in understanding the merits and risks of the investment. The purchaser was further provided the opportunity to ask questions of the Company’s officers and directors and receive answers to their questions. The purchaser was informed the securities purchased were restricted securities and they may have to hold them for an indefinite period of time.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Not Applicable.

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORMS 8-K

(a). The following Exhibits are attached:

EXHIBIT NUMBER	DESCRIPTION

23.1 *	Auditor’s Consent
31.1 *	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 *	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
* Filed herewith.

(b). The Company filed the following Reports on Form 8-K during the three months ended March 31, 2006:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Viper Networks, Inc.

By: /s/ Farid Shouekani Farid Shouekani Chief Executive Officer	Date: June 30, 2006

By: /s/ Paul E. Atkiss Paul E. Atkiss Chief Financial Officer/Principal Accounting Officer	Date: June 30, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Farid Shouekani Farid Shouekani Chief Executive Officer & Director	Date: June 30, 2006

By: /s/ Paul E. Atkiss Paul E. Atkiss Chief Financial Officer, Secretary & Director	Date: June 30, 2006

By: /s/ Ronald G. Weaver Ronald G. Weaver Director	Date: June 30, 2006