Form 10QSB
period 2006-06-30
VIPER NETWORKS INC
filed 2006-08-31
CIK 1133192

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark one)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The aggregate market value of the voting stock held by non-affiliates (206,616,655 shares of Common Stock) was $8,884,516 as of June 30, 2006.  The stock price for computation purposes was $0.0430. This value is not intended to be a representation as to the value or worth of the Registrant's shares of Common Stock.  The number of shares of non-affiliates of the Registrant has been calculated by subtracting shares held by persons affiliated with the Registrant from outstanding shares.  The number of shares outstanding of the Registrant's Common Stock as of June 30, 2006 was 241,728,557.

VIPER NETWORKS, INC.
FORM 10-QSB QUARTERLY REPORT
FOR THE QUARTERLY Period ended June 30, 2006

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

The unaudited balance sheet of the Company as of June 30, 2006, and the related balance sheet of the Company as of December 31, 2005, which is derived from the Company's audited financial statements, the un-audited statement of operations and cash flows for the six months ended June 30, 2006 and June 30, 2005 and the statement of stockholders equity for the period of December 31, 2004 to June 30, 2006 are included in this document.

Operating results for the quarter and six months ended June 30, 2006 are not necessarily indicative of the results that can be expected for the year ending December 31, 2006.

Chang G. Park, CPA, Ph. D.
t 371 E STREET t CHULA VISTA t CALIFORNIA 91910-2615t
t TELEPHONE (858)722-5953 t FAX (858) 408-2695 t FAX (619) 422-1465
t E-MAIL changgpark@gmail.com t

To the Board of Directors of
Viper Networks Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have reviewed the accompanying consolidated balance sheet of Viper Networks, Inc. and Subsidiaries as of June 30, 2006, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the six and three months then ended. These financial statements are the representation of the management of Viper Networks, Inc. and Subsidiaries

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Because of the Company’s current status and limited operations there is substantial doubt about its ability to continue as a going concern. Management’s plans in regard to its current status are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Chang G. Park, CPA
CHANG G. PARK, CPA

August 29, 2006
Chula Vista, CA 91910

VIPER NETWORKS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30,	December 31,
	2006	2005
	(Unaudited)

ASSETS
Current assets:
Cash	$74,891	$33,430
Short-term investments	5,400	4,000
Accounts receivable, net of allowance for doubtful accounts and sales returns (Note 4)	166,478	119,039
Inventories (Note 4)	80,298	74,959
Other current assets (Note 4)	471,467	194,874
Total current assets	798,534	426,301

Property and equipment, net (Note 4)	160,685	179,640
Goodwill (Note 5)	200	149,541
Total assets	$959,419	$755,482

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$516,159	$589,918
Accrued liabilities (Note 4)	147,477	84,492
Loans from related party (Note 7)	24,734	460,052
Taxes payable	6,204	3,749
Deferred revenues (Note 4)	210,482	185,293
Short term debt	100,370	148,438
Total current liabilities	1,005,426	1,471,943

Commitments and Contingencies (Note 9)

Stockholders equity (deficit):
Preferred stock: authorized 10,100,000 shares, 3,000,000 shares designated Series A, 1,100,000 and 0 shares issued and
-0- shares issued and outstanding (Note 10)outstanding (Note 10)	1,100	-
Common stock: 250,000,000 shares authorized of $0.001 par value,
241,728,557 and 151,048,582 shares issued an outstanding	241,729	151,049
Additional paid-in capital	15,620,751	12,602,966
Unearned stock-based compensation	(95,441)	(113,694)
Treasury stock	(223,028)	(223,028)
Accumulated deficit	(15,513,393)	(13,054,628)
Accumulated comprehensive loss	(77,725)	(79,125)
Total stockholders’ equity (deficit)	(46,007)	(716,461)
Total liabilities and stockholders’ equity (deficit)	$959,419	$755,482

The accompanying notes are an integral part of these consolidated financial statements.

VIPER NETWORKS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,
	2006	2005

Net Revenues	$845,880	$858,338
Cost of revenues	784,190	718,892
Gross Margin	61,690	139,446

Operating Expenses
General and administrative	871,224	878,543
Bad debt (recovery) expense	4,630	8,481
(Recovery) impairment of intangibles	-	(529,833)
Total Operating Expenses	875,854	357,192

Gain (Loss) from operations	(814,164)	(217,745)

Other income (expenses)
Realized gain on marketable securities	66,482	-
Interest expense	(2,018)	(39,923)
Other income	1,021	1
Total other income (expenses)	65,485	(39,922)

Net loss	$(748,679)	$(257,667)

Basic loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	240,027,458	129,191,823

The accompanying notes are an integral part of these consolidated financial statements.

VIPER NETWORKS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)

	Six Months Ended June 30,
	2006	2005

Net Revenues	$1,316,425	$1,805,291
Cost of revenues	1,188,763	1,643,805
Gross Margin	127,662	161,487

Operating Expenses
General and administrative	2,617,887	1,719,131
Bad debt (recovery) expense	19,324	(18,352)
Equity loss from unconsolidated subsidiaries	-	14,213
(Recovery) impairment of intangibles	149,341	(254,833)
Total Operating Expenses	2,786,552	1,460,159

Gain (Loss) from operations	(2,658,890)	(1,298,673)

Other income (expenses)
Realized gain on marketable securities	220,554	-
Interest expense	(22,387)	(54,476)
Other income	1,958	4
Total other income (expenses)	200,125	(54,472)

Net loss	$(2,458,765)	$(1,353,145)

Basic loss per share	$(0.01)	$(0.01)

Weighted average number of shares outstanding	203,254,168	123,650,390

The accompanying notes are an integral part of these consolidated financial statements.

VIPER NETWORKS, INC. AND SUBSIDIARIES Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Stock Subscription	Unearned Stock-based	Treasury	Accumulated	Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Receivable	Compensation	Stock	Deficit	Loss

Balance, December 30, 2004	-	$-	121,222,899	$121,223	$11,425,685	$(125,000)	$(253,318)	$-	$(11,124,943)	$(78,125)

Issuance of common stock for cash	-	-	29,185,475	29,185	1,179,036	125,000	-	-	-	-
Issuance of common stock for
services received	-	-	(10,386,811)	(10,387)	148,576	-	-	-	-	-
Cancellation of common stock upon
recision of notes payable	-	-	(554,283)	(554)	(150,614)	-	-	-	-	-
Conversion of notes payable and interest	-	-	12,094,140	12,094	491,523	-	-	-	-	-
Cancellation of common stock for
settlement and termination of acquisition	-	-	(1,375,000)	(1,375)	(636,125)	-	-	-	-	-
Issuance of common stock for cashless
exercise of warrants and options	-	-	862,162	862	229,566	-	-	(223,028)	-	-
Stock-based compensation	-	-	-	-	(84,681)	-	139,624	-	-	-
Comprehensive loss	-	-	-	-	-	-	-	-	-	(1,000)
Net Loss for the year ended
December 31, 2005	-	-	-	-	-	-	-	-	(1,929,685)	-
Balance, December 31, 2005	-	-	151,048,582	151,049	12,602,966	-	(113,694)	(223,028)	(13,054,628)	(79,125)

Issuance of common stock for cash	-	-	17,897,500	17,897	601,589	-	-	-	-	-
Issuance of common stock for
services received	1,100,000	1,100	40,175,167	40,175	1,955,723	-	-	-	-	-
Issuance of common stock for syndication fee	-	-	1,500,000	1,500	(1,500)	-	-	-	-	-
Conversion of notes payable and interest	-	-	31,107,308	31,107	461,973	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	18,253	-	-	-
Comprehensive loss	-	-	-	-	-	-	-	-	-	1,400
Net Loss for twelve months ended
June 30, 2006	-	-	-	-	-	-	-	-	(2,458,765)	-
Balance, June 30, 2006	1,100,000	$1,100	241,728,557	$241,729	$15,620,751	$-	$(95,441)	$(223,028)	$(15,513,393)	$(77,725)

The accompanying notes are an integral part of these consolidated financial statements.

VIPER NETWORKS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2006	2005

Cash flows from operating activities:
Net loss	$(2,458,765)	$(1,353,144)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	93,521	157,204
Allowance for doubtful accounts and sales returns	9,298	(57,144)
Amortization of stock-based compensation	18,253	31,138
(Gain) loss on sale of property and equipment	(7,303)	-
Equity loss from unconsolidated subsidiaries, net of cash contributions	-	2,175
Impairment (recovery) of purchased intangibles	149,341	(254,834)
Stock based compensation	1,716,986	232,408
Interest accrual	22,149	22,807
(Gain) on sale of marketable securities	(220,554)	-
Changes in assets and liabilities:
Accounts receivable	(74,967)	43,854
Inventories	(5,339)	65,594
Prepaid expenses	(18,351)	17,313
Other current assets	25,871	8,647
Accounts payable	80,835	296,420
Accrued liabilities	66,639	165,868
Taxes payable	2,455	802
Deferred revenues	25,188	44,399
Net cash used in operating activities	(574,742)	(562,279)

Cash flows from investing activities:
Purchases of property and equipment	(78,163)	(2,119)
Proceeds from sale of property and equipment	10,900	15,450
Sales of marketable securities	80,089	-
Net cash used in investing activities	12,826	13,331

Cash flows from financing activities:
Proceeds from issuance of common stock	619,486	472,000
Proceeds from shareholder loans	49,301	177,093
Repayments of shareholder loans	(55,411)	(51,099)
Repayments of convertible loans	(10,000)	(21,145)
Payments on capital lease obligations	-	(820)
Net cash provided by financing activities	603,376	576,029

Net increase in cash	41,461	27,080
Cash at the beginning of the period	33,430	46,956
Cash at the end of the period	$74,891	$74,036

The accompanying notes are an integral part of these consolidated financial statements.

VIPER NETWORKS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued) (Unaudited)

Six Months Ended June 30,
2006	2005

Supplemental schedule of cash flow activities
Cash paid for:
Interest	$59	$8,857
Income taxes	$-	$800

Non-cash investing and financial activities:
Common stock (cancelled) for business acquisition	$-	$(637,500)
Common stock issued in payment of services	$1,996,999	$423,521
Common stock issued in payment of convertible loans	$493,080	$-
Common stock received upon recision of convertible loan	$-	$(151,168)
Common stock issued for cashless exercise of options	$-	$223,028
Common stock issued in payment of syndication fees	$78,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

VIPER NETWORKS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (unaudited)

NOTE 1 -	CONDENSED FINANCIAL STATEMENTS

The accompanying June 30, 2006 financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2006 and 2005 and for all periods presented have been made. Certain information and Footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2005 audited financial statements. The results of operations for periods ended June 30, 2006 and 2005 are not necessarily indicative of the operating results for the full years.

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

In accordance with the provisions of SFAS 123, all other issuances of stock, stock options or other equity instruments to employees and non-employees as the consideration for goods or services received by the Company are accounted for based on the fair value of the equity instrument issued (unless the fair value of the consideration received can be more reliably measured). During the three months ended June 30, 2006 and 2005, the Company recognized $1,411,524 and $305,462 and $126,426 and $120,195 of expense relating to the grant of common stock to non-employees and employees, respectively, for services which are included in the accompanying consolidated statements of operations. The value of these shares was determined based upon over the counter closing prices.

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

j. Net Loss Per Share (continued)

Options and/or warrants will have a dilutive effect only when the average market price of the common stock during the period exceeds the exercise price of the options and/or warrants. There were options to purchase 7,250,000 shares of common stock and 34,033,290 warrants potentially issuable at June 30, 2006 which were not included in the computation of net loss per share.

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

l. Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 154, "Accounting Changes and Error Corrections: a Replacement of Accounting Principles Board Opinion No. 20 and FASB Statement No. 3" ("SFAS No. 154"). SFAS No. 154 requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so or another methodology is required by the standard. Retrospective application refers to the application of a different accounting principle to previously issued financial statements as if that principle had always been used. SFAS No. 154's retrospective application requirement replaces APB No. 20's ("Accounting Changes") requirement to recognize most voluntary changes in accounting principle by including in net income (loss) of the period of the change the cumulative effect of changing to the new accounting principle. This statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. SFAS No. 154 also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The requirements are effective for accounting changes made in fiscal years beginning after December 15, 2005 and will only impact the consolidated financial statements in periods in which a change in accounting principle is made.  The implementation of SFAS No. 154 did not have a material impact on our financial position, results of operations or cash flows.

VIPER NETWORKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

NOTE 3 -	SIGNIFICANT ACCOUNTING POLICIES (continued)

l. Recent Accounting Pronouncements (continued)

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”. FIN 48 requires that the Company recognize in the consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The provisions of FIN No. 48 will be effective for the Company beginning in the March 2007 quarter, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN No. 48.

NOTE 4 -	GOING CONCERN

The Company’s consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred a loss from inception on September 14, 2000 through June 30, 2006, resulting in an accumulated deficit of $15,513,394 at June 30, 2006, that raises doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

It is the intent of management to continue to develop its voice and data services to Web-based customers and expand its Voice-over-Internet Protocol networks for businesses, institutions, and Internet Service Providers (ISP).

Company management will seek additional financing through new stock issuances and lines of credit.

NOTE 5 -	SIGNIFICANT EVENTS

On February 14, 2006, the Company signed a three year lease commencing March 15th for 4,000 square feet of office space in Troy, Michigan for an East Coast sales office and to consolidate inventory, order fulfillment, and technical support. First year monthly rental payments are $2,650 increasing to $3,170 and $4,170 in the second and third years. Subsequently, on May 3, 2006 the Company signed a sublease agreement for 80% (3,343 square feet) of its San Diego office under terms equal to its master lease obligation for the remainder of the lease term.

On February 16, 2006, Ron Weaver and Yale Wong elected to convert the entire balance of their promissory notes ($72,294 and $40,662) into 2,409,822 and 1,355,406 shares of the Company’s Common Stock in accordance with the terms of the notes, respectively. Also on February 16, 2006, Farid Shouekani elected to convert $90,877 of his promissory note into 4,199,178 shares of the Company’s Common Stock in accordance with the terms of the note.

During February the Board of Directors approved, in principal, a compensation arrangement for Farid Shouekani, CEO, which would allow him to receive 10,000,000 shares of common stock for past services and as a retention incentive.  The Company does not have a sufficient number of authorized but unissued shares of common stock to complete the transaction.  On August 29, 2006 following the designation (on August 7, 2006) of a Series A Preferred Stock, the Company issued 1,000,000 shares of the Series A Preferred Stock to Mr. Shouekani, with the rights and privileges noted below. The 1,000,000 shares of the Series A Preferred Stock will automatically convert into 10,000,000 shares of the Common Stock at such time as there are sufficient authorized but unissued shares of Common Stock to allow conversion of all Series A Preferred Stock then outstanding.

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

On April 30, 2006, the Company signed two twelve month consulting agreements with Pasadena Capital Partners, LLC and Blue Wave Advisors, LLC for the development and implementation of marketing and an investor awareness programs and for turn-key services as the Company’s in-house investor relations in exchange for an aggregate of 2,750,000 shares of the Company’s common stock.

During June the Board of Directors approved, in principal, a compensation arrangement for Ron Weaver, Chairman of the Board, which would allow him to 1,000,000 shares of common stock for past services and as a retention incentive.  The Company does not have a sufficient number of authorized but unissued shares of common stock to complete the transaction.  On August 29, 2006 following the designation (on August 7, 2006) of a Series A Preferred Stock, the Company issued 100,000 shares of the Series A Preferred Stock to Mr. Weaver, with the rights and privileges noted below. The 100,000 shares of the Series A Preferred Stock will automatically convert into 1,000,000 shares of the Common Stock at such time as there are sufficient authorized but unissued shares of Common Stock to allow conversion of all Series A Preferred Stock then outstanding.

During the second quarter, the Company commenced marketing a set of fixed price monthly calling plans for residential users in the Detroit, Michigan area. The plans range from $15.95 per month for 600 minutes to North America and selected countries to $23.95 per month for unlimited calls within the United States and Canada.

On August 7, 2006, the Company’s Board of Directors designated 3,000,000 shares of Series A Preferred Stock from the 10,100,000 shares of authorized Preferred Stock. The Series A Preferred Stock shall have the following rights and privileges:

(1) Dividends of equal rights with the Company’s Common Stock,
(2) Liquidation Rights of equal rights with the Company’s Common Stock adjusted for the Series A Preferred Stock conversion rights,

(3) Conversion into ten (10) shares of Common Stock shall be automatic within 30 days of the Company having sufficient authorized but unissued shares of Common stock for the conversion of all Series A Preferred Stock then outstanding,

(4) The Company has no redemption rights, and
(5) Voting Rights for each share of Series A Preferred Stock shall be equal to 140 shares of Common Stock.
On August 29, 2006, restricted shares of Series A Preferred Stock shares were issued to Farid Shouekani (1,000,000) and Ron Weaver (100,000) as noted above.

During August the Company received the Final Award in the arbitration between the Company and Greenland Corporation regarding the April 25, 2003 Securities Purchase Agreement. The Final Award rescinds the agreement entitling Viper to the return of all 2,750,000 shares (2,500,000 shares plus the

VIPER NETWORKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

NOTE 5 -	SIGNIFICANT EVENTS (continued)

subsequent stock dividend) of it’s Common Stock previously issued to Greenland and Greenland is entitled to the return of the 2,000,000 shares of its common stock held by the Company. The Company will instruct it’s transfer agent to cancel the 2,750,000 shares of Common stock upon return to Greenland of the 2,000,000 shares of their common stock. In addition, Greenland’s cross compliant is denied and any other, if any, claims between the parties not specifically addressed in the Final Award are denied. In addition, Viper was awarded a portion of its attorneys fess and its arbitration costs and is evaluating the possibility of collection, if any, on this cash portion of the Final Award; but given Greenland’s previous disclosure of an IRS Tax Lien on Greenland’s assets the probability of collection appears unlikely.

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

RESULTS OF OPERATIONS

Organization of Business; Presentation of Results

The Company provides VoIP communication products and services both to consumer and wholesale customers. Through our “Consumer” operations we sell third-party hardware products directly and indirectly to consumer end users (both residential and commercial) that enable these customers to place VoIP telephone calls over our networks. Our Consumer services are based on i) individual prepaid customer accounts and their ability to purchase additional prepaid calling time through our automated, on-line system and ii) residential monthly fixed rate calling plans with excess and/or out of plan minutes billed in arrears. We also provide software which enables call origination, account management, call routing and billing so that per-call revenue can be calculated and charged to the customers’ prepaid account. Through our “Wholesale” operations we both buy and sell network capacity to and from other VoIP providers for specific destinations around the world. Thus, we attempt to better utilize the capacity in our network by selling unused capacity to competitors, and expand our termination footprint by contracting for the termination of our customer’s calls to destinations where we do not yet have our own servers. Our Wholesale operations were born from the activities in our acquisitions of Mid-Atlantic and Adoria.

Comparison of Three Month period ended June 30, 2006 and June 30, 2005

During the three months ended June 30, 2006, the Company recorded $845,880 in Net revenues. This was a -$12,458 decrease (-1.5%) compared to the three months ended June 30, 2005 when we recorded $858,338 in Net revenue. The decrease in Net revenues consisted of a -$30,092 (-16.8%) decrease in Consumer revenue and a $17,634 (+2.6%) increase in Wholesale revenue. The increase in revenue from Wholesale included a quarterly increase of $64,897 (+10.6%) from the former Adoria operations and a quarterly decrease of -$47,263 (-68.0%) from the former Mid-Atlantic operations (the result of an intentional shift in emphasis away this business).

During the three months ended June 30, 2006, the Company’s Gross margin decreased by -55.8% to $61,690 (compared to $139,446 in the same Quarter in 2005). This resulted in a Gross margin of 7.3% (compared to a Gross margin of 16.2% in same Quarter in 2005). Consumer Gross margins in the Quarter were -27.6% (Gross loss of -$14,387 on revenues of $148,802); in the same period during 2005 Consumer Gross margins were 18% (Gross margin of $32,138 on Net revenues of $178,893). Cost of revenue (call termination) has increased as the Company commences to improve call quality. For our Wholesale operations, Quarterly Gross margin diminished to 10.9% (Gross margin of $76,077 on Revenues of $697,078) from 15.8% in the same Quarter of 2005 (Gross margin of $107,309 on Revenues of 679,445). The lower Gross margins in Wholesale resulted from increased competitive pressures on revenue. The Company expects these trends to continue for the remainder of the year.

During the three months ended June 30, 2006 the Company incurred $871,224 in General and administrative (“G&A”) expenses. This was a -0.8% decrease compared to the three months ended June 30, 2005 when we incurred $878,543 in G&A expenses.  Consumer (including corporate overhead) G&A expenses in the three months ended June 30, 2006 increased by 5.8% to $685,142 (460% of Consumer Revenues); during the same period in 2005 Consumer G&A expenses were $647,750 (362% of Consumer Revenues). Wholesale G&A expenses decreased by -19.4% to $186,082 in the second Quarter of 2006 (27% of Wholesale Revenues) from $230,794 in the same period in 2005 (34% of Wholesale Revenues). Overall, General and administrative expenses were primarily made up of wages and salaries, business consulting services, office expenses, fees and costs incurred for legal and accounting services, and other administrative costs.

During the three months ended June 30, 2006 the Company had Bad debt expense of $4,630 (in the same Quarter of 2005 we had $8,481 in Bad debt expense). During the three months ended June 30, 2006 we recorded no Impairment of intangibles; in the same Quarter of 2005 we had a recovery for Impairment of intangibles of $529,833. The Recovery of intangibles recognized during the three months ended June 30, 2005 resulted from the settlement and termination of the Brasil LLC acquisition.

These factors led to a Loss from operations in the three months ended June 30, 2006 of $814,164, a 273.9% increased loss compared to the same Quarter in 2005 when we had a Loss from operations of $217,745. The adverse change of -$596,419 on a year-to-year basis was due primarily to the non-cash Recovery of intangibles recognized in the comparable Quarter in 2005 (-$529,883) and lower Gross margin (-$77,756).

During the three months ended June 30, 2006, we recognized a $66,482 gain from the exchange of 322,000 shares of NextPhase Wireless, Inc. (“NextPhase”) common stock in private transactions in payment for services. This compares to the three months ended June 30, 2005 when we had no similar gains or loses. During the three months ended June 30, 2006 we incurred Interest expense of $2,018 compared to $36,923 in Interest expense during the three months ended June 30, 2005. The decrease in Interest expense was due to borrowings from related parties and short term debt that was converted into common stock of the Company.

As a result, during the three months ended June 30, 2006 we had a Net loss of -$748,679 compared to the three months ended June 30, 2005, when we had a Net loss of -$257,667 (an adverse change of $491,012 or 190.6%). As noted above the adverse change was primarily due to the non-cash Recovery of intangibles recognized in the comparable Quarter in 2005. Our Consumer operations experienced a Net loss of -$634,092 (426.1% of Consumer Revenues), an adverse change of -$524,944 compared the same Quarter in 2005 when Consumer had a Net loss of -$109,148. Our Wholesale operations experienced a Net loss of $114,586 (-16.4% of Wholesale Revenues), an improvement of $33,932 compared to the -$148,519 Net loss for the same period in 2005 (21.9% of Wholesale Revenues).

Basic loss per share for the three months ended June 30, 2006 was $0.00, unchanged from the same period in 2005. During the three months ended June 30, 2006, the Company had 240,027,458 Weighted average shares outstanding. By comparison, this was an increase of 110,835,635 shares compared to the three months ended June 30, 2005 when the Company had 129,191,823 Weighted average shares outstanding.

IMPACT OF INFLATION

Because of the nature of its services, the Company does not believe that inflation had a significant impact on its sales or profits.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2006, we had a total of $798,534 in Total current assets (+99% compared to the same Quarter in 2005) which consisted primarily of the following material amounts: $74,891 in Cash (+1% compared to the same Quarter in 2005); $166,478 in Net accounts receivable (+30%); $80,298 in Inventories (+1150%); and, $471,467 in Other current assets (+148%). In contrast, as of June 30, 2006 our Total current liabilities were $1,005,428 (-52% compared to the same Quarter in 2005), which consisted primarily of the following material amounts: $516,161 in Accounts payable (-23%); $147,477 in Accrued liabilities (-29%); $210,482 in Deferred revenues (+66%); and, $100,370 in Short term debt (-29%).

During the three months ended June 30, 2006, our cash needs were met primarily by loans from certain of our shareholders and the use of proceeds received during the previous quarter from the sale of common stock. We cannot be assured that we can continue to obtain funds from these or any other sources to meet our need for additional capital resources.

Net working capital as of June 30, 2006 was -$206,894, an improvement compared to -$1,671,423 for the same period in 2005. The improvement was primarily from loans from related parties and short term debt that was converted into common stock of the Company. Overall, the company’s access to capital is very limited. The Company continually evaluates its cash needs and anticipates seeking additional equity or debt financing in order to achieve its overall business objectives. However, no commitment for additional financing has been obtained and there can be no assurance that such financing will be available, or, if available, at a price or in a form that is acceptable to the Company. We may be limited to loans and other cash infusions from officers, directors, existing stockholders, and persons affiliated or associated with one or more of them. In addition, if any financing should be obtained, existing stockholders will likely incur substantial, immediate, and permanent dilution of their existing investment. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have an adverse impact on the Company’s ability to achieve its business objectives.

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

During the three months ended June 30, 2006, the Company sold 322,000 shares of NextPhase in private transactions for the payment of services. There were no aggregate proceeds from the public sales. As of June 30, 2006 the Company holds 1,101,934 shares of NextPhase common stock.

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

The Company has been cash negative since inception, and is not expected to become cash neutral or cash positive until revenues grow significantly in the VoIP operation (at the earliest, by the end of 2006). Until this time, the Company will depend on outside cash sources - mainly new equity sales. Cash on hand as of June 30, 2006 is insufficient to support the needs of the Company for more than a very short period of time. To support operational needs and to implement the business plan the Company will need to raise significant additional capital; without such additional capital the Company cannot grow or continue as it is currently constituted. As of June 30, 2006, the Company expects that it will need at least $2,100,000 to cover its anticipated operating expenses for the twelve month period thereafter.  Of this, approximately 60% is for projected salary and payroll related expenses, 13% for projected lease and facility related expenses, and 12% for projected professional services expenses.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 154, "Accounting Changes and Error Corrections: a Replacement of Accounting Principles Board Opinion No. 20 and FASB Statement No. 3" ("SFAS No. 154"). SFAS No. 154 requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so or another methodology is required by the standard. Retrospective application refers to the application of a different accounting principle to previously issued financial statements as if that principle had always been used. SFAS No. 154's retrospective application requirement replaces APB No. 20's ("Accounting Changes") requirement to recognize most voluntary changes in accounting principle by including in net income (loss) of the period of the change the cumulative effect of changing to the new accounting principle. This statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. SFAS No. 154 also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The requirements are effective for accounting changes made in fiscal years beginning after December 15, 2005 and will only impact the consolidated financial statements in periods in which a change in accounting principle is made.  The implementation of SFAS No. 154 did not have a material impact on our financial position, results of operations or cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”. FIN 48 requires that the Company recognize in the consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The provisions of FIN No. 48 will be effective for the Company beginning in the March 2007 quarter, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN No. 48.

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

1. Continued Operating Losses & Early-Stage Company.
The Company has incurred $2,458,765 in losses during the six months ending June 30, 2006 and cumulative losses of $15,513,394 since the Company’s inception. The Company is an early-stage company and may well incur significant additional losses in the future as well and there can be no assurance that the Company will be successful or that it will be profitable in the future.

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

3. Auditor's Opinion: Going Concern.
The Company’s independent auditors, Chang G. Park, CPA, Ph.D., have expressed substantial doubt about the Company's ability to continue as a going concern since the Company is an early-stage company and there exists only a limited history of operations and has continued operating losses.

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

14. Cost of Customer Acquisition.
We have initiated a new business initiative in which we market directly to retail customers via an in-house direct-marketing effort. Our sales and marketing expenses are expected to increase substantially as a result of this effort, yet little data exists on the average cost to acquire customers in this way. If our acquisition rate or customer churn rate exceeds what we expect, our financial results will be negatively impacted and we will experience delays in or an inability to achieve profitability.

15. Unexpected Calling Patterns Associated with Flat Rate Calling Plans.
We have developed and begun to market Flat Rate Calling Plans in which, for a fixed monthly fee, customers have limited or unlimited rights to make telephone calls within designated geographical territories. The profitability of these Plans depends primarily on ‘in-territory’ calling traffic (i.e., traffic within the designated geographical territory for which customers incur no per-call charges) and on ‘out-of-territory’ calling traffic (international calls for which customers incur extra charges, and which are anticipated to generate significant profits). We incur termination costs for all ‘in-territory’ calls but, for Flat Rate Calling Plans, only generate revenue from fixed the monthly fees. If average ‘in-territory’ calling traffic exceeds what we anticipate our financial results will be negatively impacted.

If average ‘out-of-territory’ calling traffic falls short of what we anticipate our financial results will be negatively impacted. Either result would lead to delays in or an inability to achieve profitability.

16. Cost Efficiencies Associated with Growth.
We anticipate our average termination costs will improve as traffic increases. If termination cost efficiencies fall short of what we project our financial results will be negatively impacted and we will experience delays in or an inability to achieve profitability.

17. Losses Due to Customers Fraud.
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

18. Price Competition on Certain Services.
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

19. Absence of Barriers to Entry & Lack of Patent Protection.
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

20. Limited Customer Base.
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

21. Customers, Technology/Feature Options & Commercial Viability.
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

22. New Technologies May Be Developed.
New products or new technologies may be developed that supplant or provide lower-cost or better-performing alternatives to our planned products and services. This could negatively impact our financial results and delay or prevent us from achieving profitability.

23. Absence of Brand Name Recognition: Limited Ability to Promote.
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

24. Domestic and Foreign Government Regulation.
We incur significant additional costs to remain a public company and to file current and prior period past due original and amended periodic reports (with the U.S. Securities and Exchange Commission) to meet our obligations as a public company. Since September 22, 2004 (the date at which we were informed that our common stock was registered under Section 12(g) of the Securities Exchange Act of 1934), we have had to expend and divert significant managerial and financial resources to address prior year filing delinquencies and to meet our current year filing obligations under Section 13(a) of the Securities Exchange Act of 1934. While we have made significant progress in filing many periodic reports with the SEC, we have yet to complete work on: (A) amending certain previously filed reports to respond to comments from the staff at the SEC; and (B) completing certain other reports that need to be filed for certain prior periods, including, for example, the filing of Form 10-QSB for the second quarter of 2006 through June 30, 2006. Our goal is to complete the filing of all of our past periodic reports, respond to SEC comments on all of prior and current periodic filings, and to file all of our current periodic reports in a timely manner. However, until we accomplish these and related objectives, we cannot assure you that we have satisfy our obligations as a public company.

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

25. Loss of Equipment.
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

26. Control.
Our current officers and directors directly and indirectly hold an aggregate of 35,111,902 shares of the Company’s common stock (before including any shares issuable upon exercise of any options or warrants). This represents approximately 14.5% of the Company’s total outstanding shares as of June 30, 2006 and thereby allows the Company’s officers and directors to retain significant influence over the Company. Further and due to our limited financial resources, in the past we have issued our common stock and granted common stock purchase options to our officers and directors in lieu of paying cash compensation and we anticipate that we may need to continue this practice in the future. This may further limit the ability of stockholders

27. Prior Filing of Form 10-SB.
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

28. As a public company, we incur increased costs that may place a strain on our resources or divert our management’s attention from other business concerns.
As a public company, we incur additional legal, accounting and other expenses that we did not incur as a private company. The Exchange Act requires us to file annual, quarterly and current reports with respect to our business and financial condition, which requires us to incur legal, accounting, and other expenses. In addition, we are required to maintain effective disclosure controls and procedures and internal controls for financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight are required. The corporate governance rules and regulations of the SEC increase our legal and financial compliance costs and makes some activities more time consuming and costly. These requirements may place a strain on our systems and resources and may divert our management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations.

29. Dependence Upon Key Personnel and New Employees.
We believe that our success will depend, to a significant extent, on the efforts and abilities of Farid Shouekani, Paul E. Atkiss, and James R. Balestraci. The loss of the services of any of them could have a material and continuing adverse effect on the Company. Our success also depends upon our ability to attract and retain qualified employees. Hiring to meet our anticipated operations will require that we assimilate significant numbers of new employees during a relatively short period of time.

30. Absence of Key Man Insurance.
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

31. Lack of Independent Evaluation of Business Plan & Proposed Strategy.
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

32. No Planned Dividends.
We do not anticipate that we will pay any dividends on our Common Stock. Any profits that we may generate, if any, will be reinvested.

33. Potential Immediate and Substantial Dilution.
Funding of our planned business is likely to result in substantial and on-going dilution of our existing stockholders. While there can be no guarantee that we will be successful in raising additional capital, if we are successful in obtaining any additional capital, existing stockholders will likely incur immediate and substantial dilution.

34. Matter of Public Market and Rule 144 Stock Sales.
As of June 30, 2006, there were 143,862,571 shares of the Company’s Common Stock that were “restricted securities” and which may be sold pursuant to Rule 144. Since September 16, 2002, we have had a limited public trading market for our Common Stock in the “Pink Sheets” market. Since that date trading volumes have been volatile with sporadic liquidity levels. Further, our Common Stock is (as of the date of the filing of this Report) a “Penny Stock” and for this reason we face continuing difficulties in our efforts to gain a liquid trading market and there can be no assurance that any liquid trading market will ever develop or, if it does develop, that it can be maintained. In the event that we are able to complete the filing of all periodic reports (the “Periodic Reports”) required by Section 13(a) of the Exchange Act, we may be able to avoid any significant adverse enforcement action by the SEC arising out of our lack of compliance with the Exchange Act. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell in brokerage transactions, an amount not exceeding in any three month period 1% of our outstanding Common Stock. Further, unless the Company can complete all of the required Periodic Reports and remain current in the filing of all future Periodic Reports, persons holding restricted stock will not be able to avail themselves of the safe harbor provisions of Rule 144. Persons who are not affiliated with the Company and who have held their restricted securities for at least two years are not subject to the volume limitation. In any trading market for our Common Stock, possible or actual sales of our Common Stock by present shareholders under Rule 144 may have a depressive effect on the price of our Common Stock even if a liquid trading market develops.

35. General Risks of Low Priced Stocks.
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

As requested, by the Company, The Superior Court stayed the California cases and referred the California and Utah causes of action to binding arbitration (as stipulated in the April 25, 2003 agreement). The Final Award rescinds the agreement entitling Viper to the return of all 2,750,000 shares (2,500,000 shares plus the subsequent stock dividend) of it’s Common Stock previously issued to Greenland and Greenland is entitled to the return of the 2,000,000 shares of its common stock held by the Company. The Company will instruct it’s transfer agent to cancel the 2,750,000 shares of Common stock upon return to Greenland of the 2,000,000 shares of their common stock. In addition, Greenland’s cross compliant is denied and any other, if any, claims between the parties not specifically addressed in the Final Award are denied. In addition, Viper was awarded a portion of its attorneys fess and its arbitration costs and is evaluating the possibility of collection, if any, on this cash portion of the Final Award; but given Greenland’s previous disclosure of an IRS Tax Lien on Greenland’s assets the probability of collection appears unlikely..

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2006, the Company issued 333,333 shares of the Company’s Common stock to one purchaser in exchange for the Company’s receipt of $20,000 in cash. All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933 without the use of an underwriter or NASD registered broker-dealer; no commissions were incurred by the Company in connection with the transaction. The purchaser was accredited investors as defined in Rule 501 of Regulation D of the Securities Act of 1933. The purchaser was provided with, or given access to, information about the Company and the offering, including, but not limited to, the Company’s financial statements, business plan, articles of incorporation, by-laws, a description of how the proceeds were to be used, and additional information to assist them in understanding the merits and risks of the investment. The purchaser was further provided the opportunity to ask questions of the Company’s officers and directors and receive answers to their questions. The purchaser was informed the securities purchased were restricted securities and they may have to hold them for an indefinite period of time.

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

In April 2006, the Company issued a total of 2,500,000 shares of the Company’s Common stock to Jinan Haba (the wife of Farid Shouekani, an officer and director of the Company; 1,000,000) and three employees (1,500,000) in payment for services. All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933 without the use of an underwriter or NASD registered broker-dealer; no commissions were incurred by the Company in connection with the transaction. The purchasers were sophisticated and experienced in financial, business, and investment matters and otherwise able to evaluate the merits and risks associated with the purchase of the Company’s securities. The purchasers were provided with, or given access to, information about the Company and the offering, including, but not limited to, the Company’s financial statements, business plan, articles of incorporation, by-laws, a description of how the proceeds were to be used, and additional information to assist in understanding the merits and risks of the investment. The purchasers were further provided the opportunity to ask questions of the Company’s officers and directors and receive answers to their questions. The purchasers were informed the securities purchased were restricted securities and they may have to hold them for an indefinite period of time.

In May 2006, the Company issued a total of 36,308,500 shares of the Company’s Common stock to ten purchasers in payment for service. All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933 without the use of an underwriter or NASD registered broker-dealer; no commissions were incurred by the Company in connection with the transaction. The purchasers were sophisticated and experienced in financial, business, and investment matters and otherwise able to evaluate the merits and risks associated with the purchase of the Company’s securities. The purchasers were provided with, or given access to, information about the Company and the offering, including, but not limited to, the Company’s financial statements, business plan, articles of incorporation, by-laws, a description of how the proceeds were to be used, and additional information to assist in understanding the merits and risks of the investment. The purchasers were further provided the opportunity to ask questions of the Company’s officers and directors and receive answers to their questions. The purchasers were informed the securities purchased were restricted securities and they may have to hold them for an indefinite period of time.

In June 2006, the Company issued 23,151,902 shares of the Company’s Common stock to Farid Shouekani, an officer and director in conversion of $289,399 owed under a convertible promissory note. All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933 without the use of an underwriter or NASD registered broker-dealer; no commissions were incurred by the Company in connection with the transaction. The purchasers were sophisticated and experienced in financial, business, and investment matters and otherwise able to evaluate the merits and risks associated with the purchase of the Company’s securities. The purchasers were provided with, or given access to, information about the Company and the offering, including, but not limited to, the Company’s financial statements, business plan, articles of incorporation, by-laws, a description of how the proceeds were to be used, and additional information to assist in understanding the merits and risks of the investment. The purchasers were further provided the opportunity to ask questions of the Company’s officers and directors and receive answers to their questions. The purchasers were informed the securities purchased were restricted securities and they may have to hold them for an indefinite period of time.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Not Applicable.

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORMS 8-K

(a). The following Exhibits are attached:

EXHIBIT NUMBER	DESCRIPTION

23.1 *	Auditor’s Consent
31.1 *	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 *	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
* Filed herewith.

(b). The Company filed the following Reports on Form 8-K during the three months ended June 30, 2006:

DATE	DESCRIPTION

August 9, 2006	Unregistered sale of equity securities, changes in control of registrant, and regulation FD disclosure
August 11, 2006	Change in registrant’s certifying accountant
August 15, 2006	Amendment to August 11, 2006 change in registrant’s certifying accountant

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Viper Networks, Inc.

By: /s/ Farid Shouekani Farid Shouekani Chief Executive Officer	Date: August 30, 2006

By: /s/ Paul E. Atkiss Paul E. Atkiss Chief Financial Officer/Principal Accounting Officer	Date: August 30, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Farid Shouekani Farid Shouekani Chief Executive Officer & Director	Date: August 30, 2006

By: /s/ Paul E. Atkiss Paul E. Atkiss Chief Financial Officer, Secretary & Director	Date: August 30, 2006

By: /s/ Ronald G. Weaver Ronald G. Weaver Director	Date: August 30, 2006