Form 10QSB/A
period 2005-03-31
VIPER NETWORKS INC
filed 2006-09-08
CIK 1133192

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
Amendment No. 2

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

VIPER NETWORKS, INC.
FORM 10-QSB/A (Amendment No. 2) QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

Explanatory Note

Viper Networks, Inc. (the “Company”) is filing this amendment to its Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005 (the “Amendment”) to expand disclosures and restate the Consolidated Financial Statements in response to comments issued by the Securities and Exchange Commission (the “SEC”). The restated financials and revised document (Item 1 - Financial Statements; Item 2 - Managements’ Discussion and Analysis of Financial Condition and Results of Operations; and Item 3 - Factors That May Affect Future Results) address comments issued by the SEC as relates to the Company’s Forms 10-KSB Amendment 1 for the year ended December 31, 2004 and 10-QSB Amendment 1 for the quarters ended March 31, 2005 and June 30, 2005. Any reference to facts and circumstances at a “current” date refer to such facts and circumstances as of such original filing date.

TABLE OF CONTENTS

Consolidated Statements of Cash Flows - Three Months Ended March 31, 2005 and 2004 (Unaudited)	8

	Notes to Consolidated Financial Statements (Unaudited)	10

Item 2.	Managements’ Discussion and Analysis of Financial Condition and Results of Operations	15

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

/s/ Armando C. Ibarra
Armando C. Ibarra, CPA-APC
September, 6, 2006 - restated; see Note 6 December 21, 2005 - restated; see Note 6 May 21, 2005
Chula Vista, California

VIPER NETWORKS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)

	March 31 2005 (Unaudited)	December 31, 2004
ASSETS
Current Assets:
Cash	$89,308	$46,956
Short-term investments	3,600	5,000
Accounts receivable, net of allowance for doubtful accounts and sales returns (Note 4)	151,270	121,948
Inventories	35,739	72,020
Other current assets (Note 4)	272,365	59,324
Total current assets	552,282	305,248

Property and equipment, net (Note 4)	409,481	497,226
Investments in unconsolidated businesses (Note 3)	14,486	46,833
Goodwill and other intangible assets (Note 5)	149,541	424,541
Total assets	$1,125,790	$1,273,848

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$500,860	$375,564
Accrued liabilities (Note 4)	66,291	61,915
Loans from related party (Note 7)	650,763	607,094
Taxes payable	3,430	2,623
Deferred revenues	90,176	82,103
Short term debt	95,626	97,647
Stock subscription deposit (Note 8)	81,380	81,380
Total current liabilities	1,488,526	1,308,326

Commitments and Contingencies (Note 10)	-	-

Stockholders equity:
Preferred stock: Class A, authorized 100,000 shares at $1.00 par value, -0- shares issued and outstanding (Note 11)	-	-
Preferred stock: Class B, authorized 10,000,000 shares at $1.00 par value, -0- shares issued and outstanding (Note 11)	-	-
Common stock: 250,000,000 shares authorized of $0.001 par value, 128,763,548 and 121,222,899 shares issued an outstanding	128,764	121,223
Additional paid-in capital	12,202,880	11,425,685
Stock subscription receivable (Note 6)	(125,000)	(125,000)
Unearned stock-based compensation	(237,087)	(253,318)
Accumulated deficit	(12,252,768)	(11,124,943)
Accumulated comprehensive loss	(79,525)	(78,125)
Total stockholders’ equity	(362,736)	(34,478)
Total liabilities and stockholders’ equity	$1,125,790	$1,273,848

The referenced notes are an integral part of these consolidated financial statements.

VIPER NETWORKS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2005	2004

Net revenues	$946,953	$960,968
Cost of revenues	924,913	953,662
Gross Margin	22,040	7,306

Operating expenses:
General and administrative	840,588	787,247
Bad debt (recovery) expense	(26,833)	1,100
Equity loss from unconsolidated businesses	46,560	-
Impairment of purchased intangibles	275,000	3,396,138
	1,135,315	4,184,485
Loss from operations	(1,113,275)	(4,177,179)

Other income (expenses):
Realized gain on marketable securities	-	-
Interest expense	(14,553)	(23,160)
Other income	3	1,480
Total other income (expenses)	(14,550)	(21,680)

Net loss	$(1,127,825)	$(4,198,859)

Basic loss per share	$(0.01)	$(0.05)

Weighted average number of shares outstanding	123,650,390	87,148,385

The referenced notes are an integral part of these consolidated financial statements.

VIPER NETWORKS, INC. AND SUBSIDIARIES
Consolidated Changes in Stockholders’ Equity (Unaudited)

	Common Stock		Additional Paid-In Capital	Stock Subscriptions	Unearned stock-based	Accumulated	Other Comprehensive	Total Stockholders’
	Shares	Amount	(Deficit)	Receivable	Compensation	Deficit	Loss	Deficit

Balance, December 31, 2003	78,796,146	$78,796	$3,901,379	$(125,000)	$(324,548)	$(3,160,751)	$(48,018)	$321,858
Issuance of common stock for cash	14,244,836	14,245	2,127,218	-	-	-	-	2,141,463
Issuance of common stock for services received	12,113,382	12,114	908,047	-	-	-	-	920,161
Issuance of common stock for acquisition	4,500,000	4,500	4,090,000	-	-	-	-	4,094,500
Conversion of notes payable and interest	646,322	646	201,327	-	-	-	-	201,973
Issuance of common stock for stock dividend	10,632,213	10,632	(10,632)	-	-	-	-	-
Employee Compensation Fund	290,000	290	213,645	-	-	-	-	213,935
Stock-based compensation	-	-	(5,299)		71,230	-	-	65,931
Comprehensive loss	-	-	-	-	-	-	(30,107)	(30,107)
Net Loss for the year ended December 31, 2004	-	-	-	-	-	(7,964,192)	-	(7,964,192)
Balance, December 31, 2004	121,222,899	121,223	11,425,685	(125,000)	(253,318)	(11,124,943)	(78,125)	(34,478)
Issuance of common stock for cash	6,031,111	6,031	447,969	-	-	-	-	454,000
Issuance of common stock for services received	1,583,276	1,584	349,920	-	-	-	-	351,504
Cancellation of common stock upon rescission of note payable	(73,738)	(74)	(20,036)	-	-	-	-	(20,110)
Stock-based compensation	-		(658)	-	16,231	-	-	15,573
Comprehensive loss	-	-	-	-	-	-	(1,400)	(1,400)
Net Loss for the three ended March 31, 2005	-	-	-	-	-	(1,127,825)	-	(1,127,825)
Balance, March 31, 2005	128,763,548	$128,764	$12,202,880	$(125,000)	$(237,087)	$(12,252,768)	$(79,525)	$(362,736)

The referenced notes are an integral part of these consolidated financial statements.

VIPER NETWORKS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Three Months ended March 31,
	2005	2004

Cash flows from operating activities:
Net loss	$(1,127,825)	$(4,198,859)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	79,456	62,822
Allowance for doubtful accounts and sales returns	(51,245)	-
Amortization of stock-based compensation	15,573	16,449
Amortization of stock-based interest	-	11,743
Loss on sale of property and equipment	675	-
Impairment of purchased intangibles	275,000	3,396,138
Equity loss from unconsolidated businesses	46,560
Stock based compensation	40,045	229,280
Interest accrual	10,250	4,284
Changes in assets and liabilities:
Accounts receivable	21,923	(15,197)
Inventories	36,281	(32,807)
Prepaid expenses	61,894	3,814
Other current assets	1,873	(5,423)
Accounts payable	125,334	76,351
Accrued liabilities	24,776	61,813
Taxes payable	807	(1,274)
Deferred revenues	8,073	-
Net cash used in operating activities	(430,550)	(390,866)

Cash flows from investing activities:
Acquisition, net of cash acquired	-	(457,091)
Purchases of property and equipment	(1,086)	(91,039)
Proceeds from sale of property and equipment	8,700	-
Net cash used in investing activities	7,614	(548,130)

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

We are striving to become a leading provider of Voice over Internet Protocol, or VoIP, communications products and services. Since we began VoIP operations in 2000, we have evolved from a pioneer in selling VIPER CONNECT, a “push to talk” technology developed by ITXC, to a next generation provider of high-quality telecommunication services and technology for internet protocol, or IP telephony applications. We utilize our VoIP technology to transmit digital voice communications over data networks and the internet.

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

The Company accrues for warranty costs, sales returns, bad debt, and other allowances based on its historical experience.

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

The Company’s consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred a loss from inception on September 14, 2000 through March 31, 2005, which has resulted in an accumulated deficit of $12,252,768 at March 31, 2005, that raises doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

The accompanying unaudited financial statements as of March 31, 2005, along with the Report of Independent Registered Public Accounting Firm dated May 21, 2005 and previously restated as of December 21, 2005, have been restated as of September 6, 2006.

The current restatement includes additional disclosures regarding; business investments (Balance Sheet, Statements of Operations, and Statements of Cash Flows captions) and goodwill and purchased intangible assets (Balance Sheet, Statements of Operations, and Statements of Cash Flows captions).

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

RESULTS OF OPERATIONS

Organization of Business; Presentation of Results

The Company provides VoIP communication products and services both to consumer and wholesale customers. Through our Consumer operations we sell third-party hardware products directly and indirectly to consumer end users (both residential and commercial) that enable these customers to place VoIP telephone calls over our networks. Our Consumer services are based on individual prepaid customer accounts and their ability to purchase additional prepaid calling time through our automated, on-line system. We also provide software which enables call origination, account management, call routing and billing so that per-call revenue can be calculated and charged to the customers’ prepaid account. Through our Wholesale operations we both buy and sell network capacity to and from other VoIP providers for specific destinations around the world. Thus, we attempt to better utilize the capacity in our network by selling unused capacity to competitors, and expand our termination footprint by contracting for the termination of our customer’s calls to destinations where we do not yet have our own servers. Our Wholesale operations were born from the activities in our acquisitions of Mid-Atlantic and Adoria.

Comparison of Three Month period Ended March 31, 2005 and March 31, 2004

During the three months ended March 31, 2005, the Company recorded $946,953 in Net revenues (“Revenues”). This was a $14,015 decrease (-1.5%) compared to the three months ended March 31, 2004 when we recorded $960,968 in Revenues. The decrease in Revenues consisted of a $146,913 (+924%) increase in sales of Consumer products and services (from $15,903 in the first Quarter of 2004) and a $160,928 (-17%) decrease in Wholesale operations. The decrease in Revenues from Wholesale resulted from an intentional shift in emphasis away from the former Mid-Atlantic operations ($423,681 in the first Quarter of 2004 vs. $220,324 in the same three months of 2005, a decrease of $203,357 or -48%), coupled with an increase of $42,429 (+8%) in the former Adoria operations.

During the three months ended March 31, 2005, the Company’s Cost of revenues (“COGS”) was $924,913, which resulted in a Gross margin (“GM”) as a percentage of Revenues of approximately 2.3%. This compares to the three months ended March 31, 2004 when our COGS was $953,662, which resulted in a GM as a percentage of Revenues of approximately 0.8%. Consumer Products’ GM in the first three months of 2005 was 14.7% of Revenues ($23,946 GM on $162,816 Revenues); in the same period during 2004 Consumer COGS exceeded Revenues by 13.7% ($18,090 COGS or -$2,187 GM on $15,903 Revenues). For our Wholesale operations, GM fell as the reduction in Mid-Atlantic Revenues resulted in purchasing inefficiencies. Wholesale’s profitability for the period on a GM basis decreased from 1.0% in 2004 ($9,493 GM on Revenues of $945,065) to a GM loss of 0.2% in 2005 (-$1,906 GM on revenues of $784,137). The gain in Consumer Products’ GM more than offset this, resulting in a tripling of GM for the Company ($7,306 in the first quarter of 2004 improved to $22,040 in the first quarter of 2005). The Company expects these trends to continue for the remainder of the year.

During the three months ended March 31, 2005 the Company incurred $840,588 in Sales and general and administrative expenses (“SG&A”). This is an increase of 6.8% compared to the three months ended March 31, 2004 when we incurred $787,247 in SG&A.  Consumer (including corporate overhead) SG&A in the three months ended March 31, 2005 totaled $597,787 (367% of Consumer Revenues); during the same period in 2004 Consumer SG&A were $570,678, or 3,588% of Consumer Revenues. Wholesale SG&A increased by 12.1% from $216,569 in the first three months of 2004 (22.9% of Revenues) to $242,801 in the same period in 2005 (31% of Revenues). The increase in Wholesale SG&A from 2004 to 2005 occurred almost entirely in the former Mid-Atlantic operations (+17.7%). SG&A are primarily made up of wages and salaries, business consulting services, office expenses, fees and costs incurred for legal and accounting services, and other administrative costs.

During the three months ended March 31, 2005 the Company had Bad debt recovery of $26,833 compared to the three months ended March 31, 2004, when we had a bad debt expense of $1,100. The 2005 recovery was a combination of a $15,912 expense in Consumer operations and a $42,745 recovery in the former Mid-Atlantic operations. During the three months ended March 31, 2005 we experienced an Equity loss from unconsolidated businesses of $46,560 (the result of the Company’s May, 2004 50% investment in Brasil LLC); in the comparable period of 2004 we experienced no similar loss. In addition, during the three months ended March 31, 2005 we recorded a charge of $275,000 for Impairment of purchased intangibles compared to the three months ended March 31, 2004, when we recorded a charge of $3,396,138. The Impairment of purchased intangibles recognized during the three months ended March 31, 2005 resulted from the annual evaluation of purchased intangibles based on the discounted cash flow analysis of Mid-Atlantic ($244,000) and Adoria (31,000). The Impairment of purchased intangibles recognized during the three months ended March 31, 2004 resulted from the Adoria post-acquisition analysis of the fair market value of the purchased intangibles which showed them to be worth significantly less then their book value.

During the three months ended March 31, 2005, we realized a Loss from operations of $1,113,275 compared to a Loss from operations of $4,177,179 during the three months ended March 31, 2004. The large loss in 2004 was due primarily to the $3,396,138 charge for Impairment of purchased intangibles. Excluding this charge and the $275,000 charge for Impairment of purchased intangibles incurred during the three months ended March 31,

2005, Loss from operations would have been higher in 2005 by $57,234, or 7.3%. All of this pro-forma change was within the Consumer operations, and most if it was caused by a $46,560 charge for Equity loss from unconsolidated businesses resulting from the Brasil LLC investment.

During the three months ended March 31, 2005, we incurred Interest expense of $14,553 compared to $23,160 in Interest expense during the three months ended March 31, 2004.

As a result, during the three months ended March 31, 2005 we had a Net loss of $1,127,825 compared to the three months ended March 31, 2004, when we had a Net loss of $4,198,859 (119% of revenues in 2005 compared to 437% of revenues in 2004). Excluding the Impairment of purchased intangibles, the Net loss in Consumer operations would have been $641,579 in 2005 and $592,984 in 2004 (the difference almost entirely attributed to the $46,560 Equity loss from unconsolidated businesses); the Net loss in Wholesale operations was essentially unchanged ($211,246 in the first Quarter of 2005 compared to $209,737 in the first Quarter of 2004).

Basic loss per share for the three months ended March 31, 2005 was $.01 on a total of 123,650,390 Weighted average outstanding shares. In the same period of 2004 Basic loss per share was $.08 on a total of 87,148,385 Weighted average shares outstanding.

IMPACT OF INFLATION

Because of the nature of its services, the Company does not believe that inflation had a significant impact on its sales or profits.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2005, we had $89,308 in Cash, an increase of $42,352 from December 31, 2004. At the same time, we had $151,270 in Net accounts receivable, $35,739 in Inventories, $272,365 in Other current assets, and $552,282 in Total current assets. In contrast, as of March 31, 2005 our Total current liabilities were $1,488,526, which consisted primarily of the following material amounts: $500,860 in Accounts payable, $66,291 in Accrued liabilities, $650,763 in Loans from related party, $90,176 in Deferred revenues, and $95,626 in Short term debt. Compared to the end of 2004, Total current assets rose by $247,034 or 81% while Total current liabilities increased by $180,200 or 14%.

Net working capital as of March 31, 2005 was ($936,244) compared to ($1,003,078) as of December 31, 2004 (an improvement of 6.7%). This $66,834 improvement in working capital was comprised of the following significant amounts: $42,352 increase in Cash; $29,322 increase in Accounts receivable, $36,281 decrease in Inventories, $214,951 increase in Prepaid expenses, $125,296 increase in Accounts payable. Total assets less Liabilities in 2005 were ($362,736), compared to ($34,478) in 2004; principally resulting from the changes in Working Capital noted above plus depreciation of fixed assets ($79,456), Equity loss from unconsolidated businesses net of cash advanced ($32,347) and Impairment of purchased intangibles ($275,000).

During the three months ended March 31, 2005, our cash flow from operations was -$430,550, with $429,295 consumed in our Consumer operations and $1,255 consumed in our Wholesale operations. These cash requirements were primarily funded by the sale of common stock and by loans from certain of our shareholders, The Company anticipates that it will consume cash within Consumer operations as revenues increase, products are added to inventory, and as we implement our business plan. In addition, Wholesale operations are expected to continue to consume cash as they compete against lower gross margin competitors and as they support implementation of our business plans. We cannot be assured that we can continue to obtain funds from these or any other sources to meet our need for additional capital resources.

Overall, the company’s access to capital is very limited. The Company continually evaluates its cash needs and is seeking additional equity or debt financing in order to achieve its overall business objectives. However, no commitment for additional financing has been obtained and there can be no assurance that such financing will be available, or, if available, at a price or in a form that is acceptable to the Company. We may be limited to loans and other cash infusions from officers, directors, existing stockholders, and persons affiliated or associated with one or more of them. In addition, if any financing should be obtained, existing stockholders will likely incur substantial, immediate, and permanent dilution of their existing investment. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have an adverse impact on the Company’s ability to achieve its business objectives.

The Company has been cash negative since inception, and is not expected to become cash neutral or cash positive until revenues grow significantly in the VoIP operation (at the earliest, by the end of 2006). Until this time, the Company will depend on outside cash sources - mainly new equity sales. Cash on hand as of March 31, 2005 is insufficient to support the needs of the Company for more than a very short period of time. To support operational needs and to implement the business plan the Company will need to raise significant additional capital; without such additional capital the Company cannot grow or continue as it is currently constituted. As of March 31, 2005, the Company expects that it will need at least $1,450,000 to cover its anticipated operating expenses for the twelve month period thereafter.  Of this, approximately 59% is for projected salary and payroll related expenses, 13% for projected lease and facility related expenses, and 11% for projected professional services expenses.

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

Goodwill represents the excess of the cost of businesses acquired over the fair value of the identifiable net assets at the date of acquisition. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful lives are not amortized, but instead are evaluated for impairment annually and if events or changes in circumstances indicate that the carrying amount may be impaired per Statement of Financial Accounting Standards, No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”. An impairment loss would generally be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The estimated fair value is determined using a discounted cash flow analysis. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4”.  This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  Paragraph 5 of ARB 43, Chapter 4, previously stated that “… under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges…” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.”  In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The adoption is not expected to have a material effect on the Company’s results of operations or financial conditions.

In December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions—an amendment of FASB Statements No. 66 and 67”. This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions.  The accounting for those operations and costs is subject to the guidance in SOP 04-2.  This Statement is effective for financial statements for fiscal years beginning after June 15, 2005, with earlier application encouraged.  The adoption is not expected to have a material effect on the Company’s results of operations or financial conditions.

On December 16, 2004, the FASB published SFAS No. 123 (Revised 2004), “Shared-Based Payment” (“SFAS 123R”).  SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements.  Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans.  The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005.  Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005.  Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements.  Management is assessing the implications of this revised standard, which may materially impact the Company’s results of operations in the third quarter of fiscal year 2005 and thereafter.

In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 which provides guidance regarding the interaction of SFAS 123R and certain SEC rules and regulations. The new guidance includes the SEC’s view on the valuation of share-based payment arrangements for public companies and may simplify some of SFAS 123R‘s implementation challenges for registrants and enhance the information investors receive.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which clarifies that the term ‘conditional asset retirement obligation’ as used in SFAS No. 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 is effective no later than the end of the fiscal year ending after December 15, 2005. The Company does not believe that FIN 47 will have a material impact on its financial position or results from operations.

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

1. Continued Operating Losses & Early-Stage Company.
The Company has incurred $1,127,825 in losses during the three months ending March 31, 2005 and cumulative losses of $12,252,768 since the Company’s inception through March 31, 2005. The Company is an early-stage company and may well incur significant additional losses in the future as well and there can be no assurance that the Company will be successful or that it will be profitable in the future.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter covered by this Quarterly Report on Form 10-QSB that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

VIPER NETWORKS, INC. vs GREENLAND CORP.

On June 11, 2004 the Company filed an action in the Superior Court of California, County of San Diego seeking among other things, rescission of an April 25, 2003 agreement with Greenland Corp.  The Company considers the contract it entered into with Greenland (wherein Greenland was to receive 2,500,000 common shares of the Company) to have been obtained by fraud.  Greenland made numerous false statements and material omissions regarding it’s financial condition, and failed to disclose investigations and litigation pending or threatened which would impair the value of Greenland.  Indeed, subsequent to entering into this transaction, the Company discovered that Greenland had undisclosed tax liabilities nearing $2,000,000.  The Internal Revenue Service had imposed tax liens against the property owned by Greenland.  The Company also recently learned that at the time of the contract, Greenland Corp.’s majority shareholder and controlling Board of Directors transferred (“up-streamed”) roughly $1,300,000 from Greenland Corp.

It is unfortunate that this transaction resulted in litigation, but it is imperative that the Board of Directors of Viper Networks fulfill its fiduciary responsibility and protect its’ shareholders best interests.  As such, we intend to take any and all action necessary to protect the rights of our shareholders.   In order to minimize legal fees, as of the date of this filing, this case is in Arbitration.  Unfortunately, Greenland has been seeking other forums to force the sale of the Viper stock outside of arbitration (including filing legal challenges in California and Utah, and attempting to have the transfer agent remove restrictions from the certificates in their possession without a ruling, all of which, to date, the Company has thwarted).  The matter is currently in binding arbitration and, as such, the final disposition remains in doubt. However, preliminary rulings by the arbitrator are, in the opinion of management, highly favorable to the Company.

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

The Company's current management team and Board of Directors has determined that the goals for use of the Land and construction of telecommunications facilities for the Hills of Bajamar are not within the Company's current budget or operational capabilities. The Company and Tri-National did not upgrade the existing telecommunication facilities nor did the Company commence its principal business operations with respect to the Hills of Bajamar. To date Tri-National has not cleared the restrictions from the title to the Land nor transferred title to the Company.

Since consideration for the agreement (documented title) has never been received the Company is attempting to rescind the original transaction, cancel the 400,000 common shares and return the shares to treasury. The original seller is in Chapter 11 bankruptcy; the Trustee claims the Viper stock to be an asset of the bankruptcy and asserts the Vipers claim (rescission of the agreement for nonperformance) is that of a general creditor. The Company feels confident in its claim and will continue to defending it’s position.

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

From that point forward NextPhase pursued its own business opportunities independent to those of the Company, except that in 2004 all holders of NextPhase common stock, including the Company, pledged their shares as collateral (“Pledged Stock”) for a $350,000 promissory note (“Note”), the proceeds of which were used by NextPhase to purchase a publicly trading entity (Edison Renewables, Inc). In early May 2005, the Note was paid in full and the Pledged Stock is being released to the Company.

NextPhase was and continues to be a separate legal entity not related to the Company other than through the Company’s equity ownership. None of the management of the Company have any operational position within NextPhase nor as members of it’s Board of Directors. For additional information on NextPhase, please visit http://npwireless.com.

The Company owns 4,000,000 “restricted” common shares of NextPhase; upon the actual release of the Pledged Stock the Company will submit a request to sell shares subject to the limitations imposed upon the sale of “restricted” common shares.

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

VIPER NETWORKS, INC.

Date: September 7, 2006	By:	/s/ FARID SHOUEKANI
FARID SHOUEKANI, CHIEF EXECUTIVE OFFICER

Date: September 7, 2006	By:	/s/ PAUL E. ATKISS
PAUL E. ATKISS, CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)