Form 10QSB/A
period 2005-06-30
VIPER NETWORKS INC
filed 2006-09-19
CIK 1133192

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

Explanatory Note

Viper Networks, Inc. (the “Company”) is filing this amendment to its Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005 (the “Amendment”) to expand disclosures and restate the Consolidated Financial Statements in response to comments issued by the Securities and Exchange Commission (the “SEC”). The restated financials and revised document (Item 1 - Financial Statements; Item 2 - Managements’ Discussion and Analysis of Financial Condition and Results of Operations; and Item 3 - Factors That May Affect Future Results) address comments issued by the SEC as relates to the Company’s Forms 10-KSB Amendment 1 for the year ended December 31, 2004, and 10-QSB Amendment 1 for the quarters ended March 31, 2005 and June 30, 2005. Any reference to facts and circumstances at a “current” date refer to such facts and circumstances as of such original filing date. In addition, this amendment corrects the preferred stock presentation on the Consolidated Balance Sheet to remove the class A and B designation based on the corporate domicile change to Nevada (see Note 6).

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

/s/ Armando C. Ibarra
Armando C. Ibarra, CPA-APC
September 18, 2006 - restated; see note 7
December 28, 2005 - restated; see Note 7
September 6, 2005
Chula Vista, California

VIPER NETWORKS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)

	June 30, 2005 (Unaudited)	December 31, 2004

ASSETS
Current Assets:
Cash	$74,036	$46,956
Short-term investments	4,000	5,000
Accounts receivable, net of allowance for doubtful accounts and sales returns (Note 4)	127,709	121,948
Inventories	6,426	72,020
Other current assets (Note 4)	189,828	59,324
Total current assets	401,998	305,248

Property and equipment, net (Note 4)	324,516	497,226
Investments in unconsolidated businesses (Note 3)	-	46,833
Goodwill and other intangible assets (Note 5)	149,541	424,541
Total assets	$876,055	$1,273,848

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$671,983	$375,564
Accrued liabilities (Note 4)	207,383	61,915
Loans from related party (Note 7)	744,757	607,094
Taxes payable	3,425	2,623
Deferred revenues	126,502	82,103
Short term debt	237,989	97,647
Stock subscription deposits (Note 8)	81,380	81,380
Total current liabilities	2,073,419	1,308,326

Commitments and Contingencies (Note 10)

Stockholders equity:
Preferred stock: authorized 10,100,000 shares at $0.001 par value, -0- shares issued and outstanding (Note 11)	-	-
Common stock: 250,000,000 shares authorized at $0.001 par value, 133,361,656 and 121,222,899 shares issued and outstanding	133,362	121,223
Additional paid-in capital	11,742,770	11,425,685
Stock subscription receivable (Note 6)	(125,000)	(125,000)
Unearned stock-based compensation	(221,522)	(253,318)
Treasury Stock	(223,028)	-
Accumulated deficit	(12,424,821)	(11,124,943)
Accumulated comprehensive loss	(79,125)	(78,125)
Total stockholders’ equity	(1,197,364)	(34,478)
Total liabilities and stockholders’ equity	$876,055	$1,273,848

The referenced notes are an integral part of these consolidated financial statements.

VIPER NETWORKS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,
	2005	2004

Net revenues	$858,338	$1,208,748
Cost of revenues	718,892	954,947
Gross margin	139,446	253,801

Operating expenses:
General and administrative	878,543	1,141,745
Bad debt (recovery) expense	8,481	5,113
Equity loss (income) from unconsolidated subsidiaries	(231)	1,000
Impairment of purchased intangibles	-	-
(Recovery) impairment of purchased asset	(615,216)	1,092,100
	271,577	2,239,958
Loss from operations	(132,131)	(1,986,157)

Other income (expenses):
Realized (loss) on marketable securities	-	(14,787)
Interest expense	(39,923)	(19,566)
Other income	1	236
Total other income (expenses)	(39,922)	(34,117)

Net loss	$(172,053)	$(2,020,274)

Basic loss per share	$(0.01)	$(0.02)

Weighted average number of shares outstanding	129,191,823	96,932,904

The referenced notes are an integral part of these consolidated financial statements.

VIPER NETWORKS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)

	Six Months Ended June 30,
	2005	2004

Net revenues	$1,805,291	$2,169,716
Cost of revenues	1,643,805	1,908,609
Gross margin	161,486	261,107

Operating expenses:
General and administrative	1,719,131	1,928,992
Bad debt (recovery) expense	(18,352)	6,213
Equity loss (income) from unconsolidated subsidiaries	46,329	1,000
Impairment of purchased intangibles	275,000	3,396,138
(Recovery) impairment of purchased asset	(615,216)	1,092,100
	1,406,892	6,424,443
Loss from operations	(1,245,406)	(6,163,336)

Other income (expenses):
Realized (loss) on marketable securities	-	(14,787)
Interest expense	(54,476)	(42,726)
Other income	4	1,716
Total other income (expenses)	(54,472)	(55,797)

Net loss	$(1,299,878)	$(6,219,133)

Basic loss per share	$(0.01)	$(0.07)

Weighted average number of shares outstanding	126,436,414	91,960,147

The referenced notes are an integral part of these consolidated financial statements.

VIPER NETWORKS, INC. AND SUBSIDIARIES Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock		Additional Paid-In Capital	Stock Subscriptions	Unearned stock-based	Treasury	Accumulated	Other Comprehensive	Total Stockholders’
	Shares	Amount	(Deficit)	Receivable	Compensation	Stock	Deficit	Loss	Deficit

Balance, December 31, 2003	78,796,146	$78,796	$3,901,379	$(125,000)	$(324,548)	$-	$(3,160,751)	$(48,018)	$321,858
Issuance of common stock for cash	14,244,836	14,245	2,127,218	-	-	-	-	-	2,141,463
Issuance of common stock for services received	12,113,382	12,114	908,047	-	-	-	-	-	920,161
Issuance of common stock for acquisition	4,500,000	4,500	4,090,000	-	-	-	-	-	4,094,500
Conversion of notes payable and interest	646,322	646	201,327	-	-	-	-	-	201,973
Issuance of common stock for stock dividend	10,632,213	10,632	(10,632)	-	-	-	-	-	-
Employee Compensation Fund	290,000	290	213,645	-	-	-	-	-	213,935
Stock-based compensation	-	-	(5,299)		71,230	-	-	-	65,931
Comprehensive loss	-	-	-	-	-	-	-	(30,107)	(30,107)
Net Loss for the year ended December 31, 2004	-	-	-	-	-	-	(7,964,192)	-	(7,964,192)
Balance, December 31, 2004	121,222,899	121,223	11,425,685	(125,000)	(253,318)	-	(11,124,943)	(78,125)	(34,478)
Issuance of common stock for cash	11,247,187	11,247	460,753	-	-	-	-	-	472,000
Issuance of common stock for services received	2,158,691	2,159	421,363	-	-	-	-	-	423,522
Cancellation of common stock upon rescission of notes payable	(554,283)	(554)	(150,614)	-	-	-	-	-	(151,168)
Cancellation of common stock for settlement and termination of acquisition	(1,375,000)	(1,375)	(636,125)	-	-	-	-	-	(637,500)
Issuance of common stock for cashless exercise of warrants	662,162	662	222,366	-	-	(223,028)	-	-	-
Stock-based compensation	-	-	(658)	-	31,796	-	-	-	31,138
Comprehensive loss	-	-	-	-	-	-	-	(1,000)	(1,000)
Net Loss for six months ended June 30, 2005	-	-	-	-	-	-	(1,299,878)	-	(1,299,878)
Balance, June 30, 2005	133,361,656	$133,362	$11,742,770	$(125,000)	$(221,522)	$(223,028)	$(12,424,821)	$(79,125)	$(1,197,364)

The referenced notes are an integral part of these consolidated financial statements.

VIPER NETWORKS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2005	2004

Cash flows from operating activities:
Net loss	$(1,299,878)	$(6,219,133)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	157,204	136,074
Allowance for doubtful accounts and sales returns	(57,144)	4,000
Amortization of stock-based compensation	31,138	32,898
Amortization of stock-based interest	-	19,944
Loss on sale of property and equipment	2,175	-
Impairment of purchased intangibles	275,000	3,396,138
(Recovery) impairment of purchased assets	(615,216)	1,092,100
Equity loss from unconsolidated businesses	46,329	1,000
Stock based compensation	232,408	688,809
Interest accrual	22,807	(7,822)
(Gain) loss on sale of marketable securities	-	14,787
Changes in assets and liabilities:
Accounts receivable	43,854	47,226
Inventories	65,594	(103,000)
Prepaid expenses	17,313	(7,040)
Other current assets	8,647	(21,528)
Accounts payable	296,420	56,019
Accrued liabilities	165,868	44,453
Taxes payable	802	(1,201)
Deferred revenues	44,399	8,000
Net cash used in operating activities	(562,280)	(818,276)

Cash flows from investing activities:
Acquisition, net of cash acquired	-	(657,091)
Purchases of property and equipment	(2,119)	(129,457)
Proceeds from sale of property and equipment	15,450	-
Sales of marketable securities	-	3,306
Net cash used in investing activities	13,331	(783,242)

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

On an on-going basis, the Company evaluates its estimates, including, but not limited to, those related to bad debts, product returns, warranties, inventory reserves, long-lived assets, income taxes,

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

Company management will seek additional financing through new stock issuances and lines of credit.

VIPER NETWORKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

NOTE 5 -	RECOVERY OF IMPAIRMENT OF PURCHASED ASSET

During May 2004, the Company acquired an aggregate 50% of the membership interests of Brasil Communications, LLC (“Brasil LLC”) in two concurrent transactions with Software Innovations, Inc. (“SII”) and Brasil LLC. Brasil LLC owns and operates a VoIP network with licenses and operations in Brazil and El Salvador. As consideration for the purchase, the Company issued 2,000,000 shares of the Company’s Common Stock to SII and $300,000 payable in cash to Brasil LLC for an aggregate purchase price of $1,320,000, recorded on the consolidated balance sheet as an in investment in unconsolidated businesses. Management intended to expand the Company’s global VoIP network and hardware sales into Latin America through this investment.

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

In June, 2005 SII, Brasil LLC, and the Company reached a settlement agreement and release to terminate the Company’s 50% ownership in Brasil LLC arising from a disagreement between SII and the Company over responsibility for operating cash calls, the management of, and the operation of Brasil LLC. The Company assigned its 50% interest in Brasil LLC to SII, and SII returning to the Company 1,375,000 shares of the Company’s Common Stock previously issued to them as part of the original purchase price paid for the Brasil LLC acquisition (inclusive of the Company’s subsequent 10% stock dividend). The aggregate value of the Company’s Common Stock returned ($637,500) was allocated as follows: 1) $7,566 to open accounts receivable; 2) $14,718 to zero out the remaining book investment in unconsolidated businesses; and, 3) $615,216 as a gain on the disposal of the purchased assets. At June 30, 2005 the Company had no equity investment in Brasil LLC.

NOTE 6 -	SIGNIFICANT EVENTS

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

A total of 16,500,000 shares of the Company’s Common Stock were cancelled. All of these shares were originally valued at $0.0364 per share (adjusted for the September 2004 10% stock dividend). A credit against income of $660,000 was recorded in the consolidated statement of operations in the third quarter as general and administrative expense. The shares were originally issued during 2004 ($360,000) and 2003 ($240,000).

NOTE 7 -	RESTATEMENT

The accompanying unaudited financial statements as of June 30, 2005, along with the Report of Independent Registered Public Accounting Firm dated September 6, 2005 and previously restated as of December 28, 2005, have been restated as of September 18, 2006.

The current restatement includes additional disclosures regarding; business investments (Balance Sheet, Statements of Operations, and Statements of Cash Flows captions), goodwill and purchased intangible assets (Balance Sheet, Statements of Operations, and Statements of Cash Flows caption), preferred stock presentation on the Consolidated Balance Sheet to remove the class A and B designation based on the corporate domicile change to Nevada (Note 6).

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

RESULTS OF OPERATIONS

Organization of Business; Presentation of Results

The Company provides VoIP communication products and services both to consumer and wholesale customers. Through our consumer operations we sell 1) third-party hardware products directly and indirectly to consumer end users (both residential and commercial) that enable these customers to place VoIP telephone calls over our networks, and 2) services based on individual prepaid customer accounts and the ability to purchase additional prepaid calling time through our automated, on-line system (“Consumer Operations”). We also provide software which enables call origination, account management, call routing and billing so that per-call revenue can be calculated and charged to the customers’ prepaid account. Through our wholesale activity we both buy and sell network capacity to and from other VoIP providers for specific destinations around the world (“Wholesale Operations”). Thus, we attempt to better utilize the capacity in our network by selling unused capacity to competitors, and expand our termination footprint by contracting for the termination of our customer’s calls to destinations where we do not yet have our own servers. Our Wholesale Operations were born from the activities in our acquisitions of Mid-Atlantic and Adoria.

Comparison of Three Month period Ended June 30, 2005 and June 30, 2004

During the three months ended June 30, 2005, the Company recorded $858,338 in Net revenues (“Revenues”). This was a $350,410 decrease (-29.0%) compared to the three months ended June 30, 2004 when we recorded $1,208,748 in Revenues. The decrease in Revenues consisted of a $135,548 (+312.7%) increase in sales of Consumer Operations (from $43,345 in the second Quarter of 2004) and a $485,958 (-41.7%) decrease in Wholesale Operations. The decrease in Wholesale Operations Revenues resulted from an intentional shift in emphasis away from the former Mid-Atlantic operations ($500,243 in the second Quarter of 2004 vs. $69,521 in the same three months of 2005; a decrease of $430,722 or -86.1%), coupled with a decrease of $55,237 (-8.3%) in the former Adoria operations.

During the three months ended June 30, 2005, the Company’s Cost of revenues (“COGS”) was $718,892, which resulted in a Gross margin (“GM”) as a percentage of Revenues of approximately 16.2%. This compares to the three months ended June 30, 2004 when our COGS was $954,947, which resulted in a GM as a percentage of Revenues of approximately 21.0%. Consumer Operations GM in the second three months of 2005 was 18.0% of Revenues ($32,138 GM vs. $178,893 Revenues); in the same period during 2004 Consumer Operations COGS exceeded Revenues by 20.1% ($52,067 COGS or -$8,722 GM vs $43,345 Revenues). For our Wholesale Operations, GM fell as the reduction in Mid-Atlantic Revenues resulted in purchasing inefficiencies. Wholesale’s profitability for the period on a GM basis decreased from 22.5% in 2004 ($262,522 GM on Revenues of $1,165,403) to a GM of 15.8% in 2005 ($107,309 GM on revenues of $679,445). The gain in Consumer Operations GM failed to offset the decrease in Wholesale Operations GM, resulting in a decrease in GM for the Company ($253,800 in the second quarter of 2004 fell to $139,446 in the second quarter of 2005). The Company expects these trends to continue for the remainder of the year.

During the three months ended June 30, 2005 the Company incurred $878,543 in Sales and general and administrative expenses (“SG&A”). This is a decrease of 23.1% compared to the three months ended June 30, 2004 when we incurred $1,141,745 in SG&A.  Consumer Operations (including corporate overhead) SG&A in the three months ended June 30, 2005 totaled $647,750 (362% of Consumer Operations Revenues); during the same period in 2004 Consumer Operations SG&A were $898,874, or 2,074% of Consumer Operations Revenues. Simultaneously, Wholesale Operations SG&A decreased by 5.0% from $242,871 in the second three months of 2004 (21% of Revenues) to $230,794 in the same period in 2005 (34% of Revenues). The decrease in Wholesale Operations SG&A from 2004 to 2005 occurred almost entirely in the former Adoria operations (-19.7%). SG&A are primarily made up of wages and salaries, business consulting services, office expenses, fees and costs incurred for legal and accounting services, and other administrative costs.

During the three months ended June 30, 2005 the Company had Bad debt expense of $8,481 compared to the three months ended June 30, 2004, when we had a bad debt expense of $5,113. The 2005 expense was entirely within our Consumer Operations. During the three months ended June 30, 2005 we recorded a Recovery of purchased assets in the amount of $615,216, whereas in the three months ended June 30, 2004 we recorded an Impairment of purchased assets in the amount of $1,092,100.

During the three months ended June 30, 2005, we realized a Loss from operations of $132,131 compared to a Loss from operations of $1,986,157 during the three months ended June 30, 2004. The larger loss in 2004 was due primarily to the $1,092,100 charge for Impairment of purchased intangibles and $263,202 in greater SG&A expenses in 2004, offset in part by the Recovery of Purchased assets in 2005 ($615,216).

During the three months ended June 30, 2004, we incurred a loss on the sale of marketable securities of $14,454, whereas there was no charge during the three months ended June 30, 2005. During the three months ended June 30, 2005, we incurred Interest expense of $39,923 compared to $19,566 in Interest expense during the three months ended June 30, 2004.

As a result, during the three months ended June 30, 2005 we had a Net loss of $172,053 compared to the three months ended June 30, 2004, when we had a Net loss of $2,020,274 (-20.0% of revenues in 2005 compared to -167.1% of revenues in 2004). Excluding the Recovery of purchased assets, the Net loss would have been -$787,269 in 2005; excluding the Impairment of purchased assets in the second Quarter of 2004 the Net loss would have been -$928,174. The Net loss in our Consumer Operations (excluding the Recovery/Impairment) improved from -$942,266 in the second Quarter of 2004 to -$638,750 in the second Quarter of 2005. Net profitability in our Wholesale Operations fell from a profit of $14,092 in the second Quarter of 2004 to a Net loss of -$148,519 in the second Quarter of 2005 (of this $162,611 adverse change, $153,667 occurred in the former Mid-Atlantic operations).

The single largest factor distinguishing profitability in the three months ended June 30, 2005 compared to the same period in 2004 was the result of a recovery/impairment associated with purchased assets from the Brasil, LLC investment. In 2004 we incurred a charge against income for impairment of purchased assets of 1,092,100 resulting from a post-investment analysis of the fair market value of the purchased assets which showed them to be worth significantly less than their book value. By contrast, in 2005 we recognized a gain on the disposal of purchased assets of $615,216 when the dissolution of the Brasil LLC investment led to a partial recovery of the Company’s common stock issued for the acquisition.

Basic loss per share for the three months ended June 30, 2005 was $0.01 on a total of 129,191,823 Weighted average outstanding shares. In the same period of 2004 Basic loss per share was $0.02 on a total of 96,932,904 Weighted average shares outstanding.

IMPACT OF INFLATION

Because of the nature of its services, the Company does not believe that inflation had a significant impact on its sales or profits.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2005, we had $74,036 in Cash, an increase of $27,080 from December 31, 2004. At the same time, we had $127,709 in Net accounts receivable, $6,426 in Inventories, and $189,828 in Other current assets, for a total of $401,998 in Total current assets. In contrast, as of June 30, 2005, our Total current liabilities were $2,073,419, which consisted primarily of the following material amounts: $671,983 in Accounts payable, $207,383 in Accrued liabilities, $744,757 in related party obligations, $126,502 in Deferred revenues, $237,989 in Short term debt, and $81,380 in Stock subscription deposits.

Net working capital as of June 30, 2005 was -$1,671,422 compared to -$1,003,078 as of December 31, 2004 (an adverse change of -67%). This $668,343 adverse change in working capital was comprised of the following significant amounts: $27,080 increase in Cash, $65,594 decrease in Inventories, $130,504 increase in Prepaid expenses, $296,419 increase in Accounts payable, $145,468 increase in Accrued liabilities, $137,663 increase in Loans from related party, $140,342 increase in Short term debt, and $44,399 increase in Deferred revenues. Total assets less Liabilities as of June 30, 2005 were -$1,197,364, compared to -$34,478 at the end of 2004; principally resulting from the changes in Working Capital noted above plus depreciation of fixed assets ($157,204), Equity loss from unconsolidated businesses net of cash advanced ($46,833), and Impairment of purchased intangible assets ($275,000).

During the six months ended June 30, 2005, our cash flow from operations was -$562,280, with $471,212 consumed in our Consumer Operations and $91,068 consumed in our Wholesale Operations. These cash requirements were primarily funded by the sale of common stock and by loans from certain of our shareholders, The Company anticipates that it will consume cash within Consumer Operations as revenues increase, products are added to inventory, and as we implement our business plan. In addition, Wholesale Operations are expected to continue to consume cash as they compete against lower gross margin competitors and as they support implementation of our business plans. We cannot be assured that we can continue to obtain funds from these or any other sources to meet our need for additional capital resources.

Overall, the company’s access to capital is very limited. The Company continually evaluates its cash needs and anticipates seeking additional equity or debt financing in order to achieve its overall business objectives.

However, no commitment for additional financing has been obtained and there can be no assurance that such financing will be available, or, if available, at a price or in a form that is acceptable to the Company. We may be limited to 1) loans and other cash infusions from officers, directors, existing stockholders, and persons affiliated or associated with one or more of them or 2) the sale of the Company’s investment in NextPhase Wireless, Inc. subject to the occurrence of future events as noted below. In addition, if any financing should be obtained, existing stockholders will likely incur substantial, immediate, and permanent dilution of their existing investment. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have an adverse impact on the Company’s ability to achieve its business objectives.

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

The Company still owns these 4,000,000 “restricted” common shares of NextPhase, which has had a recent trading range of $0.24 to $1.39.  The 4,000,000 common shares of NextPhase were pledged (“Pledged Stock”) as collateral on behalf of NextPhase for a $350,000 promissory note (“Note”).  In early May 2005, the Note was paid in full and the Pledged Stock is being released to the Company.  During August the Company will be eligible to request an exemption (as noted below) to commence selling shares of the NextPhase “restricted” common stock to raise capital for the Company.

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

The Company has been cash negative since inception, and is not expected to become cash neutral or cash positive until revenues grow significantly in the VoIP operation (at the earliest, by the end of 2006). Until this time, the Company will depend on outside cash sources - mainly new equity sales. Cash on hand as of June 30, 2005 is insufficient to support the needs of the Company for more than a very short period of time. To support operational needs and to implement it’s business plan the Company will need to raise significant additional capital; without such additional capital the Company cannot grow or continue as it is currently constituted. As of June 30, 2005, the Company expects that it will need at least $1,650,000 to cover its anticipated operating expenses for the twelve month period thereafter.  Of this, approximately 59% is for projected salary and payroll related expenses, 13% for projected lease and facility related expenses, and 11% for projected professional services expenses.

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

On December 16, 2004, the FASB published SFAS No. 123 (Revised 2004), “Shared-Based Payment”.  SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements.  Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans.  The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005.  Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005.  Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements.  Management is assessing the implications of this revised standard, which may materially impact the Company’s results of operations in the third quarter of fiscal year 2005 and thereafter.

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

1. Continued Operating Losses.
The Company has incurred $1,299,878 in losses during the six months ending June 30, 2005 and cumulative losses of $12,424,821 since the Company’s inception through June 30, 2005. The Company may well incur significant additional losses in the future as well and there can be no assurance that the Company will be successful or that it will be profitable in the future.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

VIPER NETWORKS, INC. vs GREENLAND CORP.

On June 11, 2004 the Company filed an action in the Superior Court of California, County of San Diego seeking, among other things, rescission of an April 25, 2003 agreement with Greenland Corp.  The Company considers the contract it entered into with Greenland (wherein Greenland was to receive 2,500,000 common shares of the Company) to have been obtained by fraud.  Greenland made numerous false statements and material omissions regarding its financial condition, and failed to disclose investigations and litigation pending or threatened which would impair its value.  Indeed, subsequent to entering into this transaction, the Company discovered that Greenland had undisclosed tax liabilities nearing $2,000,000.  The Internal Revenue Service had imposed tax liens against the property owned by Greenland.  The Company also recently learned that at the time of the contract, Greenland Corp.’s majority shareholder and controlling Board of Directors transferred (“up-streamed”) roughly $1,300,000 from Greenland Corp.

It is unfortunate that this transaction resulted in litigation, but it is imperative that the Board of Directors of Viper Networks fulfill its fiduciary responsibility and protect its’ shareholders best interests.  As such, we intend to take any and all action necessary to protect the rights of our shareholders.   In order to minimize legal fees, as of the date of this filing, this case is in Arbitration.  Unfortunately, Greenland has been seeking other forums to force the sale of the Viper stock it holds outside of arbitration (including filing legal challenges in California and Nevada, and attempting to have the transfer agent remove restrictions from the certificates in their possession without a ruling, all of which, to date, the Company has thwarted).  The matter is currently in binding arbitration and, as such, the final disposition remains in doubt. However, preliminary rulings by the arbitrator are, in the opinion of management, highly favorable to the Company.

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

Since consideration for the agreement (documented title) has never been received, the Company is attempting to rescind the original transaction, cancel the 400,000 common shares and return the shares to treasury. The original seller is in Chapter 11 bankruptcy; the Trustee claims the Viper stock to be an asset of the bankruptcy and asserts the Vipers claim (rescission of the agreement for nonperformance) is that of a general creditor. The Company feels confident in its claim and will continue to defending it’s position.

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

The Company still owns these 4,000,000 “restricted” common shares of NextPhase, which has had a recent trading range of $0.24 to $1.39.  The 4,000,000 common shares of NextPhase are pledged (“Pledged Stock”) as collateral on behalf of NextPhase for a $350,000 promissory note (“Note”).

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

REDUCTION OF COMMON STOCK

In August 2005, the Company’s officers, as part of management’s Mutual Release and Restructuring Agreement, returned all bonuses previously paid in the form of Common Stock in exchange for warrants for an equal amount of common stock purchase warrants at a price of $0.25 (expiration August 26, 2009) and a Promissory Note (unsecured; variable interest equal to 30-day U.S. Treasury notes; payable in full on December 1, 2006) for all unpaid loans, salaries and expenses. The Notes are convertible at the option of the holder into shares of the Company’s common stock at a price equal to 50% of the 52-week low trading range. Any so-issued shares are non-dilutive. A total of 16,500,000 shares of the Company’s Common Stock, originally valued at $0.0364 per share (adjusted for the September 2004 10% stock dividend), were returned to treasury. The following bonuses have been cancelled and returned to treasury, warrants issued, and promissory notes issued.

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

On August 8, 2005, by mutual agreement, the five subscription agreements and all associated agreements (as described below) were rescinded; the escrow was closed with the 33,333,335 shares of the Company’s Common Stock and the $5,000,000 in US Treasury Bonds returned to the Company and the five subscribers, respectively. .

CANCELLATION OF STOCK IN THE VIPER NETWORKS, INC. EMPLOYEE COMPENSATION FUND

In July 2005, the Company cancelled and returned to Treasury the 10,450,000 common shares previously issued and reserved for the Viper Networks, Inc. Employee Compensation Fund. Thereafter, the Fund was terminated.

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

VIPER NETWORKS, INC.

Date: September 19, 2006	By:	/s/ FARID SHOUEKANI
FARID SHOUEKANI, CHIEF EXECUTIVE OFFICER

Date: September 19, 2006	By:	/s/ PAUL E. ATKISS
PAUL E. ATKISS, CHIEF FINANCIAL OFFICER (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)