Form 10QSB
period 2006-09-30
VIPER NETWORKS INC
filed 2006-11-14
CIK 1133192

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark one)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The aggregate market value of the voting stock held by non-affiliates (218,891,654 shares of Common Stock) was $3,283,375 as of September 30, 2006.  The stock price for computation purposes was $0.0150. This value is not intended to be a representation as to the value or worth of the Registrant's shares of Common Stock.  The number of shares of non-affiliates of the Registrant has been calculated by subtracting shares held by persons affiliated with the Registrant from outstanding shares.  The number of shares outstanding of the Registrant's Common Stock as of September 30, 2006 was 233,343,556.

VIPER NETWORKS, INC.
FORM 10-QSB QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

The unaudited balance sheet of the Company as of September 30, 2006, and the related balance sheet of the Company as of December 31, 2005, which is derived from the Company's audited financial statements, the un-audited statement of operations and cash flows for the nine months ended September 30, 2006 and September 30, 2005 and the statement of stockholders equity for the period of December 31, 2004 to September 30, 2006 are included in this document.

Operating results for the quarter and nine months ended September 30, 2006 are not necessarily indicative of the results that can be expected for the year ending December 31, 2006.

Chang G. Park, CPA, Ph. D.
t 371 E STREET t CHULA VISTA t CALIFORNIA 91910-2615t
t TELEPHONE (858)722-5953 t FAX (858) 408-2695 t FAX (619) 422-1465
t E-MAIL changgpark@gmail.com t

To the Board of Directors of
Viper Networks Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have reviewed the accompanying consolidated balance sheet of Viper Networks, Inc. and Subsidiaries as of September 30, 2006, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the nine and three months then ended. These financial statements are the representation of the management of Viper Networks, Inc. and Subsidiaries

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

/s/ Chang G. Park, CPA
_____________________
CHANG G. PARK, CPA

November 14, 2006
Chula Vista, CA 91910

VIPER NETWORKS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash	$6,765	$33,430
Short-term investments	-	4,000
Accounts receivable, net of allowance for doubtful accounts and sales returns (Note 4)	141,153	119,039
Inventories (Note 4)	81,409	74,959
Other current assets (Note 4)	297,243	194,874
Total current assets	526,570	426,301

Property and equipment, net (Note 4)	115,584	179,640
Goodwill (Note 5)	200	149,541
Total assets	$642,354	$755,482

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$560,175	$589,919
Accrued liabilities (Note 4)	158,705	84,492
Loans from related party (Note 7)	8,380	460,052
Taxes payable	5,916	3,749
Deferred revenues (Note 4)	265,267	185,293
Short term debt	101,655	148,438
Total current liabilities	1,100,098	1,471,944

Commitments and Contingencies (Note 9)

Stockholders equity (deficit):
Preferred stock: 10,100,000 shares authorized of $0.001 par value; 3,000,000 shares designated Series A ; 1,100,000 and -0- shares issued and outstanding (Note 10)	3,000	-
Common stock: 250,000,000 shares authorized of $0.001 par value; 241,728,557 and 151,048,582 shares issued an outstanding	233,344	151,049
Additional paid-in capital	15,760,265	12,602,967
Unearned stock-based compensation	(86,314)	(113,694)
Treasury stock	(223,028)	(223,028)
Accumulated deficit	(16,145,011)	(13,054,630)
Accumulated comprehensive loss	-	(79,125)
Total stockholders’ equity (deficit)	(457,744)	(716,461)
Total liabilities and stockholders’ equity (deficit)	$642,354	$755,482

The accompanying notes are an integral part of these consolidated financial statements.

VIPER NETWORKS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,
	2006	2005

Net Revenues	$659,879	$932,467
Cost of revenues	588,434	898,396
Gross Margin	71,445	34,071

Operating Expenses
General and administrative	663,952	246,511
Bad debt expense (recovery)	1,806	289
Equity loss from unconsolidated subsidiaries	-	-
Impairment of intangibles	-	-
(Recovery) impairment of purchased assets	-	-
Total Operating Expenses	665,758	246,800

(Loss) from operations	(594,313)	(212,729)

Other income (expenses)
Realized (loss) gain on marketable securities	(33,060)	265,440
Interest expense	(1,930)	(43,780)
Other (expense) income	(2,313)	8
Total other income (expenses)	(37,303)	221,668

Net (loss) gain	$(631,617)	$8,940

Basic loss per share	$(0.00)	$0.00

Weighted average number of shares outstanding	255,319,861	130,479,292

The accompanying notes are an integral part of these consolidated financial statements.

VIPER NETWORKS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)

	Nine Months Ended September 30,
	2006	2005

Net Revenues	$1,976,304	$2,737,759
Cost of revenues	1,777,197	2,542,201
Gross Margin	199,107	195,557

Operating Expenses
General and administrative	3,281,839	1,965,642
Bad debt expense (recovery)	21,129	(18,063)
Equity loss from unconsolidated subsidiaries	-	46,329
Impairment of intangibles	149,341	275,000
(Recovery) impairment of purchased assets	-	(615,216)
Total Operating Expenses	3,452,310	1,653,692

(Loss) from operations	(3,253,203)	(1,458,134)

Other income (expenses)
Realized gain on marketable securities	187,494	265,440
Interest expense	(24,317)	(98,256)
Other (expense) income	(355)	12
Total other income (expenses)	162,821	167,197

Net loss	$(3,090,381)	$(1,290,938)

Basic loss per share	$(0.01)	$(0.01)

Weighted average number of shares outstanding	220,800,116	127,798,849

The accompanying notes are an integral part of these consolidated financial statements.

VIPER NETWORKS, INC. AND SUBSIDIARIES Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-In	Stock Subscription	Unearned Stock-based	Treasury	Accumulated	Other Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Compensation	Stock	Deficit	Loss	(Deficit)

Balance, December 30, 2004	-	$-	121,222,899	$121,223	$11,425,685	$(125,000)	$(253,318)	$-	$(11,124,944)	$(78,125)	$(34,478)

Issuance of common stock for cash	-	-	29,185,475	29,185	1,179,036	125,000	-	-	-	-	1,333,221
Issuane of common stock for services received	-	-	(10,386,811)	(10,387)	148,576	-	-	-	-	-	138,189
Cancellation of common stock upon recision of notes payable	-	-	(554,283)	(554)	(150,614)	-	-	-	-	-	(151,168)
Conversion of notes payable and interest	-	-	12,094,140	12,094	491,523	-	-	-	-	-	503,617
Cancellaton of common stock for settlement and termination of acquisition	-	-	(1,375,000)	(1,375)	(636,125)	-	-	-	-	-	(637,500)
Issucance of common stock for cashliess exercise of warrants and options	-	-	862,162	862	229,566	-	-	(223,028)	-	-	7,400
Stock-based compensation	-	-	-	-	(84,681)	-	139,624	-	-	-	54,943
Comprehensive loss	-	-	-	-	-	-	-	-	-	(1,000)	(1,000)
Net Loss for the year ended December 31, 2005	-	-	-	-	-	-	-	-	(1,929,685)	-	(1,929,685)
Balance, December 31, 2005	-	-	151,048,582	151,049	12,602,966	-	(113,694)	(223,028)	(13,054,629)	(79,125)	(716,461)

Issuance of common stock for cash	-	-	17,897,500	17,898	601,589	-	-	-	-	-	619,487
Issuance of common stock for repurchase of NextPhase stock	-	-	13,015,000	13,015	176,139	-	-	-	-	-	189,154
Issuance of common stock for services received	1,100,000	1,100	40,275,167	40,275	1,957,623	-	-	-	-	-	1,998,998
Issuance of common stock for syndication fee	-	-	1,500,000	1,500	(1,500)	-	-	-	-	-	-
Cancellation of common stock for recession of acquisition	-	-	(2,500,000)	(2,500)	(55,625)	-	-	-	-	-	(58,125)
Issuance of series A preferred stock in exchange for common stock	1,900,000	1,900	(19,000,000)	(19,000)	17,100	-	-	-	-	-	-
Conversion of notes payable and interest	-	-	31,107,307	31,107	461,973	-	-	-	-	-	493,080
Stock-based compensation	-	-	-	-	-	-	27,380	-	-	-	27,380
Comprehensive loss	-	-	-	-	-	-	-	-	-	79,125	79,125
Net Loss for nine months ended September 30, 2006	-	-	-	-	-	-	-	-	(3,090,381)	-	(3,090,381)
Balance, September 30, 2006	3,000,000	$3,000	233,343,556	$233,344	$15,760,265	$-	$(86,314)	$(223,028)	$(16,145,010)	$-	$(457,743)

The accompanying notes are an integral part of these consolidated financial statements.

VIPER NETWORKS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2006	2005

Cash flows from operating activities:
Net loss	$(3,090,381)	$(1,290,937)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	138,651	231,601
Allowance for doubtful accounts and sales returns	9,300	(60,333)
Allowance for inventory obsolescence	-	20,750
Allowance for warranty returns	-	20,000
Amortization of stock-based compensation	27,380	44,975
(Gain) loss on sale of property and equipment	(7,303)	24,360
Equity loss from unconsolidated subsidiaries, net of cash contributions	-	46,329
Impairment of purchased intangibles	149,341	275,000
(Recovery) impairment of purchased assets	-	(615,217)
Stock based compensation	1,901,309	391,432
Interest accrual	24,080	76,488
(Gain) on sale of marketable securities	(187,494)	(265,440)
Loss on recession of acquisition	25,000	-
Changes in assets and liabilities:
Accounts receivable	(110,916)	36,731
Inventories	(6,450)	(37,965)
Prepaid expenses	(19,591)	(616,418)
Other current assets	21,849	7,801
Accounts payable	259,814	222,801
Accrued liabilities	78,767	267,038
Taxes payable	2,167	802
Deferred revenues	79,973	95,451
Net cash used in operating activities	(704,505)	(1,124,750)

Cash flows from investing activities:
Purchases of property and equipment	(78,191)	(16,609)
Proceeds from sale of property and equipment	10,900	15,450
Sales of marketable securities	158,754	265,440
Net cash used in investing activities	91,463	264,281

Cash flows from financing activities:
Proceeds from issuance of common stock	619,487	857,921
Proceeds from shareholder loans	52,301	229,237
Repayments of shareholder loans	(75,411)	(227,513)
Repayments of convertible loans	(10,000)	(35,110)
Payments on capital lease obligations	-	(2,389)
Net cash provided by financing activities	586,377	822,145

Net increase in cash	(26,665)	(38,325)
Cash at the beginning of the period	33,430	46,956
Cash at the end of the period	$6,765	$8,632

The accompanying notes are an integral part of these consolidated financial statements.

VIPER NETWORKS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued) (Unaudited)

	Nine Months Ended September 30,
	2006	2005

Supplemental schedule of cash flow activities
Cash paid for:
Interest	$59	$11,465
Income taxes	$-	$800

Non-cash investing and financial activities:
Common stock (cancelled) for business acquisition	$(58,125)	$(637,500)
Common stock issued in payment of services	$1,613,998	$47,045
Common stock issued in payment of convertible loans	$493,080	$-
Common stock received upon recision of convertible loan	$-	$(151,168)
Common stock issued for cashless exercise of options	$-	$223,028
Common stock issued in payment of syndication fees	$78,000	$-
Common stock issued upon repurchase of NextPhase stock	$189,154	$-
Common stock (cancelled) in exchange for Series A preferred stock	$(237,500)	$-
Series A preferred stock issued in exchange for common stock	$237,500	$-
Series A preferred stock issued in payment of services	$385,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

VIPER NETWORKS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (unaudited)

NOTE 1 -	CONDENSED FINANCIAL STATEMENTS

The accompanying September 30, 2006 financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2006 and 2005 and for all periods presented have been made. Certain information and Footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2005 audited financial statements. The results of operations for periods ended September 30, 2006 and 2005 are not necessarily indicative of the operating results for the full years.

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

In accordance with the provisions of SFAS 123, all other issuances of stock, stock options or other equity instruments to employees and non-employees as the consideration for goods or services received by the Company are accounted for based on the fair value of the equity instrument issued (unless the fair value of the consideration received can be more reliably measured). During the nine months ended September 30, 2006 and 2005, the Company recognized $1,477,961 and $356,248 and $246,926 and $158,718 of expense relating to the grant of common stock to non-employees and employees, respectively, for services which are included in the accompanying consolidated statements of operations. The value of these shares was determined based upon over the counter closing prices.

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

j. Net Loss Per Share (continued)

Options and/or warrants will have a dilutive effect only when the average market price of the common stock during the period exceeds the exercise price of the options and/or warrants. There were options to purchase 7,250,000 shares of common stock and 33,988,846 warrants potentially issuable at September 30, 2006 which were not included in the computation of net loss per share.

k. Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). The provisions of SFAS No. 155 will be effective for all financial instruments acquired, issued, or subject to a re-measurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period, for that fiscal year. SFAS No. 155 amends FASB SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”). SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets”. This Statement: a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No.133, c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and e) amends SFAS No.140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Company is currently evaluating the impact of adopting SFAS No. 155.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS No. 156”). An entity shall adopt this Statement as of the beginning of its first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The effective date of this Statement is the date that an entity adopts the requirements of this Statement. SFAS No. 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement: a) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations, b) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, c) permits an entity to choose between two subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities, d) at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under SFAS No. 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to

VIPER NETWORKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

NOTE 3 -	SIGNIFICANT ACCOUNTING POLICIES (continued)

k. Recent Accounting Pronouncements (continued)

changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value, and e) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. The Company is currently evaluating the impact of adopting SFAS No. 156.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The Company is currently evaluating the impact of adopting SFAS No. 157.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). SFAS No. 158 provides different effective dates for the recognition and related disclosure provisions and for the required change to a fiscal year-end measurement date. Also, the effective date of the recognition and disclosure provisions differs for an employer that is an issuer of publicly traded equity securities from one that is not. For purposes of this Statement, an employer is deemed to have publicly traded equity securities if any of the following conditions is met: a) the employer has issued equity securities that trade in a public market, which may be either a stock exchange (domestic or foreign) or an over-the-counter market, including securities quoted only locally or regionally, b) the employer has made a filing with a regulatory agency in preparation for the sale of any class of equity securities in a public market, or c) the employer is controlled by an entity covered by (a) or (b). An employer with publicly traded equity securities shall initially apply the requirement to recognize the funded status of a benefit plan and the disclosure requirements as of the end of the fiscal year ending after December 15, 2006. Application as of the end of an earlier fiscal year is encouraged; however, early application shall be for all of an employer’s benefit plans. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position (paragraphs 5, 6, and 9) shall be effective for fiscal years ending after December 15, 2008, and shall not be applied retrospectively. Earlier application is encouraged; however, early application shall be for all of an employer’s benefit plans. An employer with publicly traded equity securities shall initially apply the requirement to recognize the funded status of a benefit plan (paragraph 4) and the disclosure requirements (paragraph 7) as of the end of the fiscal year ending after December 15, 2006. The Company is currently evaluating the impact of adopting SFAS No. 158.

NOTE 4 -	GOING CONCERN

The Company’s consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred a loss from inception on

VIPER NETWORKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

NOTE 4 -	GOING CONCERN (continued)

September 14, 2000 through September 30, 2006, resulting in an accumulated deficit of $16,145,011 at September 30, 2006, that raises doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

During February the Board of Directors approved, in principal, a compensation arrangement for Farid Shouekani, CEO, which would allow him to receive 10,000,000 shares of common stock for past services and as a retention incentive.  The Company does not have a sufficient number of authorized but unissued shares of common stock to complete the transaction.  On September 29, 2006 following the designation (on August 7, 2006) of a Series A Preferred Stock, the Company issued 1,000,000 shares of the Series A Preferred Stock to Mr. Shouekani, with the rights and privileges noted below. The 1,000,000 shares of the Series A Preferred Stock will automatically convert into 10,000,000 shares of the Common Stock at such time as there are sufficient authorized but unissued shares of Common Stock to allow conversion of all Series A Preferred Stock then outstanding.

On March 1, 2006, Farid Shouekani elected to convert an additional $289,398.78 of his promissory note into 23,151,902 shares of the Company’s Common Stock in accordance with the terms of the note.

On March 31, 2006, the Company issued 31,058,500 shares of common stock to seven individuals in Saudi Arabia for services within the Middle East to provide market analysis, develop business plans, establish distribution channels, perform engineering and other local support, and to assist in obtaining local licenses.

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

During June the Board of Directors approved, in principal, a compensation arrangement for Ron Weaver, Chairman of the Board, which would allow him to receive 1,000,000 shares of common stock for past services and as a retention incentive.  The Company does not have a sufficient number of authorized but unissued shares of common stock to complete the transaction.  On September 29, 2006 following the designation (on August 7, 2006) of a Series A Preferred Stock, the Company issued 100,000 shares of the Series A Preferred Stock to Mr. Weaver, with the rights and privileges noted below. The 100,000 shares of the Series A Preferred Stock will automatically convert into 1,000,000 shares of the Common Stock at such time as there are sufficient authorized but unissued shares of Common Stock to allow conversion of all Series A Preferred Stock then outstanding.

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

(3) Conversion into ten (10) shares of Common Stock shall be automatic within 30 days of the Company having sufficient authorized but unissued shares of Common stock for the conversion of all Series A Preferred Stock then outstanding,

(4) The Series A Preferred Stock has no redemption rights, and
(5) Voting Rights for each share of Series A Preferred Stock shall be equal to 140 shares of Common Stock.
On September 29, 2006, restricted shares of Series A Preferred Stock shares were issued to Farid Shouekani (1,000,000) and Ron Weaver (100,000) as noted above.

During August the Company received the Final Award in the arbitration between the Company and Greenland Corporation regarding the April 25, 2003 Securities Purchase Agreement. The Final Award rescinds the agreement between Greenland and the Company, entitling Viper to the return of all 2,750,000 shares (2,500,000 shares plus the subsequent 10% stock dividend) of its Common Stock previously issued to Greenland and Greenland to the return of the 2,000,000 shares of its common stock held by the Company. The $25,000 of cash consideration paid by Viper is retained by Greenland. The Company’s transfer agent has canceled the 2,750,000 shares of Common Stock. In addition, Greenland’s cross compliant was denied and any other, if any, claims between the parties not specifically addressed in the Final Award are denied. In addition, Viper was awarded a portion of its attorneys fess and its arbitration costs and is evaluating the possibility of collection, if any, on this cash portion of the Final Award; but, given Greenland’s previous disclosure of an IRS Tax Lien on their assets, the probability of collection appears unlikely.

During August a subscriber of the August 2005 unit subscription agreement elected to exchange the NextPhase common stock received as part of the unit subscription for additional shares of the Company‘s Common Stock. The Company issued 4,265,000 shares of its Common Stock in exchange for the return of 426,500 shares of NextPhase common stock.

VIPER NETWORKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

NOTE 5 -	SIGNIFICANT EVENTS (continued)

On September 6, 2006, to increase the number of available common shares, Farid Shouekani, an officer and director, surrendered 19,000,000 shares of the Company’s Common Stock for cancellation in exchange for the issuance to him of 1,900,000 shares of the Company’s Series A Preferred Stock.

During September a subscriber of the August 2005 unit subscription agreement elected to exchange the NextPhase common stock received as part of two unit subscriptions for additional shares of the Company‘s Common Stock. The Company issued 8,750,000 shares of its Common Stock in exchange for the return of an aggregate of 875,000 shares of NextPhase common stock.

On October 25, 2006, the Company signed an exclusive agreement with Onasi, Inc. (dba OnSat) to provide VoIP products and services within the territory of the Navajo Nation under OnSat’s Master Agreement: Internet and Transmission Services with the Navajo Nation. Subject to our ability to obtain necessary debt financing, the Company agrees to purchase various internet-related subscriber equipment from OnSat and to provide VoIP services to customers within the territory of the Navajo Nation. In addition, we agree to purchase from OnSat an aggregate of $1,411,000 in wireless service base equipment (the “Access Equipment”). This equipment is currently installed and operated within the territory by OnSat, and consists of 900 MHz access points, related server equipment, antennas, and related equipment. Pursuant to the terms of the agreement, the Access Equipment purchase price will be satisfied by issuance to OnSat of 64,941,423 shares of the Company’s common stock, or preferred stock convertible into such number of shares of the Company’s common stock. In accordance with the agreement the Company has the right to sell the Access Equipment back to OnSat on June 30, 2010 or earlier upon achieving 27,000 VoIP subscribers within the territory of the Navajo Nation, and OnSat has the right, subject to certain restrictions, to repurchase from the Company the Access Equipment for 54,941,423 shares of the Company’s common stock (to be held in escrow), with such rights expiring on July 10, 2010.

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

RESULTS OF OPERATIONS

Organization of Business; Presentation of Results

The Company provides VoIP communication products and services both to consumer and wholesale customers. Through our “Consumer” operations we sell third-party hardware products directly and indirectly to consumer end users (both residential and commercial) that enable these customers to place VoIP telephone calls over our networks. Our Consumer services are based on i) individual prepaid customer accounts and the ability for these customers to purchase additional prepaid calling time through our automated, on-line system and ii) residential monthly fixed rate calling plans with excess and/or out of plan minutes billed in arrears. We also provide software which enables call origination, account management, call routing and billing so that per-call revenue can be calculated and charged to the customers’ prepaid account (and to fixed-rate customers for calls outside their allotted calling territories). Through our “Wholesale” operations we both buy and sell network capacity to and from other

VoIP providers for specific destinations around the world. Thus, we attempt to better utilize the capacity in our network by selling unused capacity to competitors, and expand our termination footprint by contracting for the termination of our customer’s calls to destinations where we do not yet have our own servers. Our Wholesale operations were born from the activities in our acquisitions of Mid-Atlantic and Adoria.

Comparison of Three Month period ended September 30, 2006 and September 30, 2005

During the three months ended September 30, 2006, the Company recorded $659,879 in Net revenues. This was a -$272,588 decrease (-29.2%) compared to the three months ended September 30, 2005 when we recorded $932,467 in Net revenue. The decrease in Net revenues consisted of a -$26,475 (-15.6%) decrease in Consumer revenue and a -$246,113 (-32.2%) decrease in Wholesale revenue. The decrease in revenue from Wholesale included a quarterly decrease of -$138,695 (-21.4%) from the former Adoria operations (in which revenues were restricted by cash flow limitations) and a quarterly decrease of -$107,418 (-21.4%) from the former Mid-Atlantic operations (the result of an intentional shift in emphasis away this business).

During the three months ended September 30, 2006, the Company’s Gross margin increased by 109.7% to $71,445 (compared to $34,071 in the same Quarter in 2005). This resulted in a Gross margin of 10.8% (compared to a Gross margin of 3.7% in same Quarter in 2005). Consumer Gross margins in the Quarter were 23.8% (Gross profit of $33,905 on revenues of $142,732); in the same period during 2005 Consumer Gross margins were -30.9% (Gross loss of -$52,286 on Net revenues of $169,208). The large improvement is primarily the result of a large (approximately $44,000) billing error in the Third Quarter of 2005 that had the effect of decreasing Gross margin from about -5% to -30.9% in that Quarter. On a year-to-date basis, excluding this billing error, Consumers’ Gross margin fell from approximately 9% in 2005 to 7.6% in 2006. This decrease is attributed to additional terminating costs from our efforts to improve call quality. For our Wholesale operations, Quarterly Gross margin diminished to 7.3% (Gross margin of $37,540 on Revenues of $517,146) from 11.3% in the same Quarter of 2005 (Gross margin of $86,356 on Revenues of 763,260). The lower Gross margins in Wholesale resulted from increased competitive pressures on revenue and from our inability to exploit more profitable opportunities that typically require longer cash carrying periods, which was not possible given our cash limitations. The Company expects these trends to continue for the remainder of the year.

During the three months ended September 30, 2006 the Company incurred $663,952 in General and administrative (“G&A”) expenses. This was a 169.3% increase compared to the three months ended September 30, 2005 when we incurred $246,511 in G&A expenses.  However, in the Third Quarter of 2005 there occurred two one-time events that significantly decreased G&A expenses: a one-time recovery resulting from the rescission of the equity swap agreement (+$104,514); and, a one-time recovery from the rescission of previously booked management bonuses (+$600,000). Excluding these events, G&A expenses in the Third Quarter of 2005 would have been $951,025. Also excluding these one-time Third Quarter, 2005 events, our G&A expenses in the current Quarter would represent a decrease of -$287,073, or -30.2%.

Consumer (including corporate overhead) G&A expenses in the three months ended September 30, 2006 were $535,206 (375% of Consumer Revenues); during the same period in 2005 Consumer G&A expenses were $536 (0% of Consumer Revenues). However, all of the previously discussed one-time events were included in Consumer’s third Quarter, 2005 results. Excluding these one-time events, Consumers’ G&A expenses would have been a decrease of -$169,884 from the Third Quarter of 2005 (-24.1%) and Consumers’ G&A expenses as a percent of Consumer revenues (375%) would have been an improvement compared to the Third Quarter, 2005 (416% of revenues). The improvement in Consumer G&A expenses resulted from management changes implemented during the third and fourth quarters of 2005. Wholesale G&A expenses also decreased by -47.7% to $128,746 in the third Quarter of 2006 (25% of Wholesale Revenues) from $245,974 in the same period in 2005 (32% of Wholesale Revenues). Overall, General and administrative expenses were primarily made up of wages and salaries, business consulting services, office expenses, fees and costs incurred for legal and accounting services, and other administrative costs.

During the three months ended September 30, 2006 the Company had Bad debt expense of $1,806 (in the same Quarter of 2005 we had $289 in Bad debt expense).

These factors led to a Loss from operations in the three months ended September 30, 2006 of -$594,313. Excluding the one-time events noted above, the Loss from operations for the Quarter ended September 30, 2005 would have been -$917,243. In that event, the Loss from operations would have represented an improvement of $322,930 (the result of reduced G&A expenses in the current Quarter).

During the three months ended September 30, 2006, we recognized an aggregate loss of -$33,060 on the sale of marketable securities, compared to a gain in the Third Quarter, 2005 of $265,440 in the Third Quarter of 2005 (the gain in 2005 resulted from the sale (transfer) of 322,000 shares of NextPhase Wireless, Inc. (“NextPhase”) common stock in private transactions in payment for services). The -$33,060 loss in the current Quarter was the result of: 1) a $77,429 gain on the sale of 811,900 shares of NextPhase common stock in exchange for services rendered; 2) a gain of $78,665 from the sale of 542,000 shares of NextPhase common stock for cash; and, 3) a loss of $189,154 from the repurchase of 1,301,500 shares of NextPhase common stock pursuant to unit subscription agreements with certain investors in August, 2005. In accordance with the terms of those agreements, each investor had the right to - and did - exchange their previously purchased NextPhase stock for Viper common stock. The company previously recognized a $189,154 gain on the sale of the NextPhase stock in 2005, that gain was reversed in the current quarter when the investors elected to exchange their NextPhase purchases.

During the three months ended September 30, 2006 we incurred Interest expense of $1,930 compared to $43,780 in Interest expense during the three months ended September 30, 2005. The decrease in Interest expense was due to borrowings from related parties and short term debt that was converted into common stock of the Company.

As a result, during the three months ended September 30, 2006 we had a Net loss of -$631,617 compared to the three months ended September 30, 2005, when we had a Net profit of $8,940 (an adverse change of -$640,556 or 7,165%). As noted above the adverse change was primarily due to several one-time events that occurred in the Third Quarter of 2005. Excluding these one-time events, our Net loss in the current Quarter would have been an improvement of $63,957 (9.2%) compared to the same Quarter in 2005. Our Consumer operations experienced a Net loss of -$538,090 (377% of Consumer Revenues), an adverse change of -$744,945 compared the same Quarter in 2005 when Consumer had a Net profit of $206,855. Excluding the one-time events in the Third Quarter of 2005, Consumers’ Net loss in the current Quarter would have been an adverse change of -$40,431, or 8.1% compared to the same Quarter in 2005. Our Wholesale operations experienced a Net loss of -$93,527 (-18.1% of Wholesale Revenues), an improvement of $104,388 compared to the -$197,915 Net loss for the same period in 2005 (25.9% of Wholesale Revenues).

Basic loss per share for the three months ended September 30, 2006 was $0.00, unchanged from the same period in 2005. During the three months ended September 30, 2006, the Company had 255,319,861 Weighted average shares outstanding. By comparison, this was an increase of 124,840,569 shares compared to the three months ended September 30, 2005 when the Company had 130,479,292 Weighted average shares outstanding.

IMPACT OF INFLATION

Because of the nature of its services, the Company does not believe that inflation had a significant impact on its sales or profits.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2006, we had $526,570 in Total current assets (+1.0% compared to the same Quarter in 2005) which consisted primarily of the following material amounts: $6,765 in Cash (-22% compared to the same Quarter in 2005); $141,153 in Net accounts receivable (+3%); $81,409 in Inventories (-9%); $259,118 in Prepaid expenses (+2%); and, $38,124 in Other current assets (+43%). In contrast, as of September 30, 2006 our Total current liabilities were $1,100,098 (-47% compared to the same Quarter in 2005), which consisted primarily of the following material amounts: $560,175 in Accounts payable (-5%); $158,705 in Accrued liabilities (+29%); $265,267 in Deferred revenues (+49%); $8,380 in Total related party obligations (-99%); and, $101,655 in Short term debt (-56%).

During the three months ended September 30, 2006, our cash needs were met primarily by proceeds from the sale of NextPhase common stock and the use of proceeds received during previous quarters from the sale of the Company’s common stock. We cannot be assured that we can continue to obtain funds from these or any other sources to meet our need for additional capital resources.

Net working capital as of September 30, 2006 was negative -$573,528, an improvement of 63% compared to negative -$1,554,739 for the same period in 2005. The improvement was primarily the result of loans from related parties and short term debt that was converted into common stock of the Company. Overall, the company’s access to capital is very limited. The Company continually evaluates its cash needs and anticipates seeking additional equity or debt financing in order to achieve its overall business objectives. However, no commitment for additional financing has been obtained and there can be no assurance that such financing will be available, or, if available, at a price or in a form that is acceptable to the Company. We may be limited to loans and other cash infusions from officers, directors, existing stockholders, and persons affiliated or associated with one or more of them. In addition, if any financing should be obtained, existing stockholders will likely incur substantial, immediate, and permanent dilution of their existing investment. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have an adverse impact on the Company’s ability to achieve its business objectives.

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

NextPhase was and continues to be a separate legal entity not related to the Company other than through the Company’s equity ownership. None of the management of the Company have any operational position within NextPhase nor as members of its Board of Directors.

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

During the three months ended September 30, 2006, the Company sold 811,900 shares of NextPhase in private transactions for the payment of services (valued at $77,429). In addition, the company realized $78,665 from the sale of 542,000 shares of NextPhase in private transactions. During the Quarter the Company reacquired 1,301,500 shares of NextPhase common stock as noted previously under “Results of Operations”. As of September 30, 2006 the Company holds 1,051,534 shares of NextPhase common stock.

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

The Company has been cash negative since inception, and is not expected to become cash neutral or cash positive until revenues grow significantly in the VoIP operation (at the earliest, by the end of 2006). Until this time, the Company will depend on outside cash sources - mainly new equity sales. Cash on hand as of September 30, 2006 is insufficient to support the needs of the Company for more than a very short period of time. To support operational needs and to implement the business plan the Company will need to raise significant additional capital; without such additional capital the Company cannot grow or continue as it is currently constituted. As of September 30, 2006, the Company expects that it will need at least $2,200,000 to cover its anticipated operating expenses for the twelve month period thereafter.  Of this, approximately 45% is for projected salary and payroll related expenses, 12% for projected lease and facility related expenses, and 22% for projected professional services expenses.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). The provisions of SFAS No. 155 will be effective for all financial instruments acquired, issued, or subject to a re-measurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period, for that fiscal year. SFAS No. 155 amends FASB SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”). SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets”. This Statement: a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No.133, c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and e) amends SFAS No.140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Company is currently evaluating the impact of adopting SFAS No. 155.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS No. 156”). An entity shall adopt this Statement as of the beginning of its first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The effective date of this Statement is the date that an entity adopts the requirements of this Statement. SFAS No. 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement: a) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations, b) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, c) permits an entity to choose between two subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities, d) at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under SFAS No. 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value, and e) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. The Company is currently evaluating the impact of adopting SFAS No. 156.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The Company is currently evaluating the impact of adopting SFAS No. 157.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). SFAS No. 158 provides different effective dates for the recognition and related disclosure provisions and for the required change to a fiscal year-end measurement date. Also, the effective date of the recognition and disclosure provisions differs for an employer that is an issuer of publicly traded equity securities from one that is not. For purposes of this Statement, an employer is deemed to have publicly traded equity securities if any of the following conditions is met: a) the employer has issued equity securities that trade in a public market, which may be either a stock exchange (domestic or foreign) or an over-the-counter market, including securities quoted only locally or regionally, b) the employer has made a filing with a regulatory agency in preparation for the sale of any class of equity securities in a public market, or c) the employer is controlled by an entity covered by (a) or (b). An employer with publicly traded equity securities shall initially apply the requirement to recognize the funded status of a benefit plan and the disclosure requirements as of the end of the fiscal year ending after December 15, 2006. Application as of the end of an earlier fiscal year is encouraged; however, early application shall be for all of an employer’s benefit plans. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position (paragraphs 5, 6, and 9) shall be effective for fiscal years ending after December 15, 2008, and shall not be applied retrospectively. Earlier application is encouraged; however, early application shall be for all of an employer’s benefit plans. An employer with publicly traded equity securities shall initially apply the requirement to recognize the funded status of a benefit plan (paragraph 4) and the disclosure requirements (paragraph 7) as of the end of the fiscal year ending after December 15, 2006. The Company is currently evaluating the impact of adopting SFAS No. 158.

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

1. Continued Operating Losses & Early-Stage Company.
The Company has incurred $3,090,381 in losses during the nine months ending September 30, 2006 and cumulative losses of $16,145,011 since the Company’s inception. The Company is an early-stage company and may well incur significant additional losses in the future as well and there can be no assurance that the Company will be successful or that it will be profitable in the future.

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

5. Outstanding Convertible Non-Dilutive Debt to Current and Former Management.
 In August of 2005, we entered into agreements with certain of our current and former officers and directors. Under the terms of these agreements, these individuals returned an aggregate of 16,500,000 shares of our common stock previously awarded as bonuses in connection with their prior employment with the Company and in exchange, we issued an aggregate of 16,500,000 common stock purchase warrants and an aggregate of $838,969.26 in unsecured promissory notes. Each of the notes are convertible, at the option of each noteholder, into shares of the Company’s common stock (such conversion to be at a rate which is 50% of the 52-week low trading range of the Company’s public common stock price immediately prior to conversion) and the number of shares so issued in payment of all accrued and unpaid interest and principal cannot be reduced as a result of any reverse split of the Company’s common stock or any recapitalization. Further, the number of shares issuable to each noteholder are described in each note as non-dilutive; that is the number of shares that may be purchased upon conversion any note will increase in direct proportion to any increase in the number of shares issued by the Company after the issuance of the notes. The warrants grant the holder the right to purchase our common stock at an exercise price of $0.25 per share and the warrants do not expire until August 26, 2009. While the Company believed at the time the issuance of the notes and warrants served to support the Company’s plans, the terms of the notes and the warrants may limit the ability to raise additional capital. Further, while the transactions involve the return of shares previously issued in connection with the Company’s payment of employment bonuses, the Company did not undertake any evaluation of whether the transactions do not expose the Company to potential claims under the California Labor Code and other state employment rules and regulations.

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

17. Losses Due to Customers Fraud.
Customers have obtained access to the Company’s service without prepaying for the service (minutes) by submitting fraudulent credit card information. Losses from unauthorized credit card transactions and theft of service totaled $42,579 during the twelve months ending December 31, 2005. In the nine months ended September 30, 2006 losses from unauthorized credit card transactions totaled $3,277. We have implemented new anti-fraud procedures in order to control losses relating to unauthorized credit card use, but these procedures may not be adequate to effectively limit our exposure in the future from customer fraud. If our procedures are not effective, consumer fraud and theft of service could be significant and have a material adverse effect on our business and operating results.

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

24. Domestic and Foreign Government Regulation.
We incur significant additional costs to remain a public company and to file current and prior period past due original and amended periodic reports (with the U.S. Securities and Exchange Commission) to meet our obligations as a public company. Since September 22, 2004 (the date at which we were informed that our common stock was registered under Section 12(g) of the Securities Exchange Act of 1934), we have had to expend and divert significant managerial and financial resources to address prior year filing delinquencies and to meet our current year filing obligations under Section 13(a) of the Securities Exchange Act of 1934. While we have made significant progress in filing many periodic reports with the SEC, we have yet to complete work on: (A) amending certain previously filed reports to respond to comments from the staff at the SEC; and (B) completing certain other reports that need to be filed for certain prior periods, including, for example, the filing of Form 10-QSB for the second quarter of 2006 through September 30, 2006. Our goal is to complete the filing of all of our past periodic reports, respond to SEC comments on all of prior and current periodic filings, and to file all of our current periodic reports in a timely manner. However, until we accomplish these and related objectives, we cannot assure you that we have satisfy our obligations as a public company.

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

26. Control.
Our current officers and directors directly and indirectly hold an aggregate of 14,451,902 shares of the Company’s common stock (before including any shares issuable upon exercise of any options or warrants) and 3,000,000 shares of the Company’s series A preferred stock (convertible into 30,000,000 share of common stock). This represents approximately 66.5% of the Company’s voting control as of September 30, 2006 and thereby allows the Company’s officers and directors to retain significant influence over the Company. Further and due to our limited financial resources, in the past we have issued our common stock and granted common stock purchase options to our officers and directors in lieu of paying cash compensation and we anticipate that we may need to continue this practice in the future. This may further limit the ability of stockholders

27. Prior Filing of Form 10-SB.
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

34. Matter of Public Market and Rule 144 Stock Sales.
As of September 30, 2006 there were 106,318,747 shares of the Company’s Common Stock and 3,000,000 shares of the Company’s series A preferred stock that were “restricted securities” and which may be sold pursuant to Rule 144. Since September 16, 2002 we have had a limited public trading market for our Common Stock in the “Pink Sheets” market. No public market currently exists for the Company’s preferred stock, but those securities are convertible into an aggregate of 30,000,000 common shares upon certain conditions. Since September 16, 2002 trading volumes have been volatile with sporadic liquidity levels. Further, our Common Stock is (as of the date of the filing of this Report) a “Penny Stock” and for this reason we face continuing difficulties in our efforts to gain a liquid trading market and there can be no assurance that any liquid trading market will ever develop or, if it does develop, that it can be maintained. In the event that we are able to complete the filing of all periodic reports (the “Periodic Reports”) required by Section 13(a) of the Exchange Act, we may be able to avoid any significant adverse enforcement action by the SEC arising out of our lack of compliance with the Exchange Act. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell in brokerage transactions, an amount not exceeding in any three month period 1% of our outstanding Common Stock. Further, unless the Company can complete all of the required Periodic Reports and remain current in the filing of all future Periodic Reports, persons holding restricted stock will not be able to avail themselves of the safe harbor provisions of Rule 144. Persons who are not affiliated with the Company and who have held their restricted securities for at least two years are not subject to the volume limitation. In any trading market for our Common Stock, possible or actual sales of our Common Stock by present shareholders under Rule 144 may have a depressive effect on the price of our Common Stock even if a liquid trading market develops.

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

As requested by the Company, The Superior Court stayed the California cases and referred the California and Utah causes of action to binding arbitration (as stipulated in the April 25, 2003 agreement). The Final Award resulting from this arbitration rescinded the agreement between the parties, entitling Viper to the return of all 2,750,000 shares (2,500,000 shares plus the subsequent 10% stock dividend) of its Common Stock previously issued to Greenland and entitling Greenland to the return of the 2,000,000 shares of its common stock held by the Company. The $25,000 of cash consideration paid by Viper is retained by Greenland. The Company’s transfer agent has canceled the 2,750,000 shares of Common Stock. In addition, Greenland’s cross compliant was denied and any other, if any, claims between the parties not specifically addressed in the Final Award were denied. In addition, Viper was awarded a portion of its attorneys fess and its arbitration costs and is evaluating the possibility of collection, if any, on this cash portion of the Final Award. However, given Greenland’s previous disclosure of an IRS Tax Lien on their assets the probability of collection appears small.

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

As consideration for the Land, the Company issued 3,000,000 shares of its series B Preferred Stock and stock warrants to purchase 1,000,000 shares of its Common Stock. During June 2001, the Company negotiated a settlement and release with the Class B preferred stockholder whereby the Preferred Stock and stock warrants were exchanged for 400,000 shares of the Company’s Common Stock and the cumulative undeclared dividend was not declared. During October 2001, Tri-National filed a voluntary bankruptcy petition; the court appointed a Trustee in October 2002.

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

In January 2006, the Company issued 9,000,000 shares of the Company’s Common Stock to two purchasers in a cashless exercise of stock options (200,000 shares, $7,400) and warrants (8,800,000 shares, $352,000) in exchange for monies owed on convertible promissory notes (exhibit 4.2 as filed August 26, 2005 on form 8-K). All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933 without the use of an underwriter or NASD registered broker-dealer; no commissions were incurred by the Company in connection with the transaction. The purchasers were each accredited investors as defined in Rule 501 of Regulation D of the Securities Act of 1933. The purchasers were provided with, or given access to, information about the Company and the offering, including, but not limited to, the Company’s financial statements, business plan, articles of incorporation, by-laws, a description of how the proceeds were to be used, and additional information to assist them in understanding the merits and risks of the investment. The purchasers were further provided the opportunity to ask questions of the Company’s officers and directors and receive answers to their questions. The purchasers were informed the securities purchased were restricted securities and they may have to hold them for an indefinite period of time.

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

In March 2006, the Company issued 6,600,000 shares of the Company’s Common Stock to two purchasers upon their election to convert, under the terms of the convertible promissory notes (exhibit 4.2 as filed August 26, 2005 on form 8-K), an aggregate of $163,172. Ronald Weaver, a director, received 2,409,822 shares ($72,295) and Farid Shouekani, an officer and director, received 4,190,178 shares ($90,877). All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933 without the use of an underwriter or NASD registered broker-dealer; no commissions were incurred by the Company in connection with the transaction. The purchasers were sophisticated and experienced in financial, business, and investment matters and otherwise able to evaluate the merits and risks associated with the purchase of the Company’s securities. The purchasers were provided with, or given access to, information about the Company and the offering, including, but not limited to, the Company’s financial statements, business plan, articles of incorporation, by-laws, a description of how the proceeds were to be used, and additional information to assist in understanding the merits and risks of the investment. The purchasers were further provided the opportunity to ask questions of the Company’s officers and directors and receive answers to their questions. The purchasers were informed the securities purchased were restricted securities and they may have to hold them for an indefinite period of time.

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

In June 2006, the Company issued 23,151,902 shares of the Company’s Common Stock to Farid Shouekani, an officer and director, upon his election to convert, under the terms of the convertible promissory note (exhibit 4.2 as filed August 26, 2005 on Form 8-k), the balance due under his note ($289,399). All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933 without the use of an underwriter or NASD registered broker-dealer; no commissions were incurred by the Company in connection with the transaction. The purchaser was sophisticated and experienced in financial, business, and investment matters and otherwise able to evaluate the merits and risks associated with the purchase of the Company’s securities. The purchasers were provided with, or given access to, information about the Company and the offering, including, but not limited to, the Company’s financial statements, business plan, articles of incorporation, by-laws, a description of how the proceeds were to be used, and additional information to assist in understanding the merits and risks of the investment. The purchasers were further provided the opportunity to ask questions of the Company’s officers and directors and receive answers to their questions. The purchasers were informed the securities purchased were restricted securities and they may have to hold them for an indefinite period of time.

In August 2006, the Company issued 4,265,000 shares of the Company’s Common Stock to one purchaser in exchange for the return of 426,500 shares of NextPhase common stock pursuant to an August 2005 unit subscription agreement. The unit subscription agreement provided the investor an option to exchange the NextPhase shares for additional shares of the Company’s Common Stock. All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933 without the use of an underwriter or NASD registered broker-dealer; no commissions were incurred by the Company in connection with the transaction. The purchaser was sophisticated and experienced in financial, business, and investment matters and otherwise able to evaluate the merits and risks associated with the purchase of the Company’s securities. The purchaser was provided with, or given access to, information about the Company and the offering, including, but not limited to, the Company’s financial statements, business plan, articles of incorporation, by-laws, a description of how the proceeds were to be used, and additional information to assist in understanding the merits and risks of the investment. The purchaser was further provided the opportunity to ask questions of the Company’s officers and directors and receive answers to their questions. The purchaser was informed the securities purchased were restricted securities and they may have to hold them for an indefinite period of time

In September 2006, the Company issued 200,000 shares of the Company’s Common Stock to one other employee in payment for service. All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933 without the use of an underwriter or NASD registered broker-dealer; no commissions were incurred by the Company in connection with the transaction. The purchaser was sophisticated and experienced in financial, business, and investment matters and otherwise able to evaluate the merits and risks associated with the purchase of the Company’s securities. The purchasers were provided with, or given access to, information about the Company and the offering, including, but not limited to, the Company’s financial statements, business plan, articles of incorporation, by-laws, a description of how the proceeds were to be used, and additional information to assist in understanding the merits and risks of the investment. The purchasers were further provided the opportunity to ask questions of the Company’s officers and directors and receive answers to their questions. The purchasers were informed the securities purchased were restricted securities and they may have to hold them for an indefinite period of time.

In September 2006, the Company issued a total of 1,100,000 shares of the Company’s Series A Preferred Stock to Farid Shouekani, an officer and director (1,000,000), and to Ronald Weaver, a director (100,000), in payment for services. The certificate of designation for the Series A Preferred Stock was adopted on August 7, 2006, as filed August 9, 2006 on Form 8-K. All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933 without the use of an underwriter or NASD registered broker-dealer; no commissions were incurred by the Company in connection with the transaction. The purchasers were sophisticated and experienced in financial, business, and investment matters and otherwise able to evaluate the merits and risks associated with the purchase of the Company’s securities. The purchasers were provided with, or given access to, information about the Company and the offering, including, but not limited to, the Company’s financial statements, business plan, articles of incorporation, by-laws, a description of how the proceeds were to be used, and additional information to assist in understanding the merits and risks of the investment. The purchasers were further provided the opportunity to ask questions of the Company’s officers and directors and receive answers to their questions. The purchasers were informed the securities purchased were restricted securities and they may have to hold them for an indefinite period of time.

In September 2006, the Company issued a total of 1,900,000 shares of the Company’s Series A Preferred Stock to Farid Shouekani, an officer and director, in exchange for the return and cancellation of 19,000,000 shares of the company’s Common Stock. All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933 without the use of an underwriter or NASD registered broker-dealer; no commissions were incurred by the Company in connection with the transaction. The purchaser was sophisticated and experienced in financial, business, and investment matters and otherwise able to evaluate the merits and risks associated with the purchase of the Company’s securities. The purchasers were provided with, or given access to, information about the Company and the offering, including, but not limited to, the Company’s financial statements, business plan, articles of incorporation, by-laws, a description of how the proceeds were to be used, and additional information to assist in understanding the merits and risks of the investment. The purchasers were further provided the opportunity to ask questions of the Company’s officers and directors and receive answers to their questions. The purchasers were informed the securities purchased were restricted securities and they may have to hold them for an indefinite period of time.

In September 2006, the Company issued 8,750,000 shares of the Company’s Common Stock to one purchaser in exchange for the return of an aggregate of 875,000 shares of NextPhase common stock pursuant to an August 2005 unit subscription agreement. The unit subscription agreement provided the investor an option to exchange the NextPhase shares for additional shares of the Company’s Common Stock. All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933 without the use of an underwriter or NASD registered broker-dealer; no commissions were incurred by the Company in connection with the transaction. The purchaser was sophisticated and experienced in financial, business, and investment matters and otherwise able to evaluate the merits and risks associated with the purchase of the Company’s securities. The purchaser was provided with, or given access to, information about the Company and the offering, including, but not limited to, the Company’s financial statements, business plan, articles of incorporation, by-laws, a description of how the proceeds were to be used, and additional information to assist in understanding the merits and risks of the investment. The purchaser was further provided the opportunity to ask questions of the Company’s officers and directors and receive answers to their questions. The purchaser was informed the securities purchased were restricted securities and they may have to hold them for an indefinite period of time

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORMS 8-K

(a). The following Exhibits are attached:

EXHIBIT NUMBER	DESCRIPTION

4.5 *	Certificate Of Designation, Series A Preferred Stock
23.1 *	Auditor’s Consent
31.1 *	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 *	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
* Filed herewith.

(b). The Company filed the following Reports on Form 8-K during the nine months ended September 30, 2006:

DATE	DESCRIPTION

August 9, 2006	Unregistered sale of equity securities, changes in control of registrant, and regulation FD disclosure
August 11, 2006	Change in registrant’s certifying accountant
August 15, 2006	Amendment to August 11, 2006 change in registrant’s certifying accountant
October 27, 2006	Entry into a material definitive agreement, completion of acquisition of assets, and unregistered sale of equity securities

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Viper Networks, Inc.

By: /s/ Farid Shouekani Farid Shouekani Chief Executive Officer	Date: November 14, 2006

By: /s/ Paul E. Atkiss Paul E. Atkiss Chief Financial Officer/Principal Accounting Officer	Date: November 14, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Farid Shouekani Farid Shouekani Chief Executive Officer & Director	Date: November 14, 2006

By: /s/ Paul E. Atkiss Paul E. Atkiss Chief Financial Officer, Secretary & Director	Date: November 14, 2006

By: /s/ Ronald G. Weaver Ronald G. Weaver Director	Date: November 14, 2006