Form 10QSB/A
period 2006-06-30
VIPER NETWORKS INC
filed 2007-03-06
CIK 1133192

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
FOR THE QUARTERLY Period ended June 30, 2006

Explanatory Note

Viper Networks, Inc. (the “Company”) is filing this amendment to its Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006 (the “Amendment”) to expand disclosures and restate the Condensed Consolidated Financial Statements in response to comments issued by the Securities and Exchange Commission (the “SEC”). The restated financials (Item 1) and revised document (Item 2 - Managements’ Discussion and Analysis of Financial Condition and Results of Operations; Item 3 - Factors That May Affect Future Results and Item 4 - Controls and Procedures) address comments issued by the SEC as relates to the Company’s Forms 10-KSB for the year ended December 31, 2005, and 10-QSB for the quarters ended March 31, 2006 and June 30, 2006.

Any reference to facts and circumstances at a “current” date refer to such facts and circumstances as of such original filing date.

TABLE OF CONTENTS

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	Basis of Presentation	4

	Report of Independent Registered Public Accounting Firm	5

	Condensed Consolidated Balance Sheets - June 30, 2006 (Unaudited) and December 31, 2005	6

	Condensed Consolidated Statements of Operations - Three Months Ended June 30, 2006 and 2005 (Unaudited)	7

	Condensed Consolidated Statements of Operations - Six months ended June 30, 2006 and 2005 (Unaudited)	8

	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) - Six months ended June 30, 2006 (Unaudited) and Year ended December 31, 2005	9

	Condensed Consolidated Statements of Cash Flows - Six months ended June 30, 2006 and 2005 (Unaudited)	10

	Notes to Condensed Consolidated Financial Statements (Unaudited)	12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Factors That May Affect Future Results	26

Item 4.	Controls and Procedures	32

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3.	Defaults Upon Senior Securities	37

VIPER NETWORKS, INC.
FORM 10-QSB/A (Amendment No. 1) QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED June 30, 2006

TABLE OF CONTENTS (continued)

VIPER NETWORKS, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

ITEM 1 -	FINANCIAL STATEMENT (UNAUDITED)

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions for Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnote disclosures necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

The unaudited condensed consolidated balance sheet of the Company as of June 30, 2006, and the related consolidated balance sheet of the Company as of December 31, 2005, which is derived from the Company's audited consolidated financial statements, the un-audited condensed consolidated statement of operations and cash flows for the six months ended June 30, 2006 and June 30, 2005 and the condensed consolidated statement of stockholders equity for the period of December 31, 2004 to June 30, 2006 are included in this document. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s most recently filed Form 10-KSB.

Operating results for the quarter and six months ended June 30, 2006 are not necessarily indicative of the results that can be expected for the year ending December 31, 2006.

Chang G. Park, CPA, Ph. D.
t 371 E STREET t CHULA VISTA t CALIFORNIA 91910-2615t
t TELEPHONE (858)722-5953 t FAX (858) 408-2695 t FAX (858) 764-5480
t E-MAIL changgpark@gmail.com t

To the Board of Directors of
Viper Networks Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have reviewed the accompanying condensed consolidated balance sheet of Viper Networks, Inc. and Subsidiaries as of June 30, 2006, and the related condensed consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the six and three months then ended. These condensed consolidated financial statements are the representation of the management of Viper Networks, Inc. and Subsidiaries

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Because of the Company’s current status and limited operations there is substantial doubt about its ability to continue as a going concern. Management’s plans in regard to its current status are also described in Note 4. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Chang G. Park, CPA
_____________________
CHANG G. PARK, CPA

February 28, 2007 - restated; see Note 6
August 29, 2006
Chula Vista, CA 91910

VIPER NETWORKS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2006	2005
	(Unaudited)

ASSETS
Current assets:
Cash	$74,891	$33,430
Short-term investments	5,400	4,000
Accounts receivable, net of allowance for doubtful accounts and sales returns	166,478	119,039
Inventories	80,298	74,959
Other current assets	471,467	194,874
Total current assets	798,534	426,301

Property and equipment, net	160,685	179,640
Goodwill (Note 5)	200	149,541
Total assets	$959,419	$755,482

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$516,159	$589,918
Accrued liabilities	147,477	84,492
Loans from related party	24,734	460,052
Taxes payable	6,204	3,749
Deferred revenues	210,482	185,293
Short term debt	100,370	148,438
Total current liabilities	1,005,426	1,471,943

Commitments and Contingencies

Stockholders equity (deficit):
Preferred stock: authorized 10,100,000 shares of $0.001 par value, 3,000,000 shares designated Series A, 1,100,000 and 0 shares issued and outstanding as of June 30, 2006 and December 31, 2005	1,100	-
Common stock: 250,000,000 shares authorized of $0.001 par value, 241,728,557 and 151,048,582 shares issued and outstanding as of June 30, 2006 and December 31, 2005	241,729	151,049
Additional paid-in capital	19,262,028	14,792,891
Unearned stock-based compensation	(95,441)	(113,694)
Treasury stock	(223,028)	(223,028)
Accumulated deficit	(19,154,671)	(15,244,553)
Accumulated comprehensive loss	(77,725)	(79,125)
Total stockholders’ equity (deficit)	(46,007)	(716,461)
Total liabilities and stockholders’ equity (deficit)	$959,419	$755,482

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIPER NETWORKS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,
	2006	2005

Net revenues	$845,880	$858,338
Cost of revenues	784,190	718,892
Gross Margin	61,690	139,446

Operating Expenses
General and administrative	915,001	878,543
Bad debt expense (recovery)	4,630	8,481
Equity gain from unconsolidated subsidiaries	-	(231)
Impairment of purchased intangibles	-	-
(Gain on sale) impairment of purchased assets	-	(615,216)
Total Operating Expenses	919,631	271,577

Gain (Loss) from operations	(857,941)	(132,131)

Other income (expenses)
Realized gain on marketable securities	66,482	-
Interest expense	(19,114)	(39,923)
Other income	1,021	1
Total other income (expenses)	48,389	(39,922)

Net loss	$(809,552)	$(172,053)

Basic loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	240,027,458	129,191,823

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIPER NETWORKS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Six Months Ended June 30,
	2006	2005

Net revenues	$1,316,425	$1,805,291
Cost of revenues	1,188,763	1,643,805
Gross Margin	127,662	161,486

Operating Expenses
General and administrative	2,705,442	1,719,131
Bad debt expense (recovery)	19,324	(18,352)
Equity loss from unconsolidated subsidiaries	-	46,329
Impairment of purchased intangibles	149,341	275,000
(Gain on sale) impairment of purchased assets	-	(615,216)
Total Operating Expenses	2,874,107	1,406,892

Gain (Loss) from operations	(2,746,445)	(1,245,406)

Other income (expenses)
Realized gain on marketable securities	220,554	-
Interest expense	(1,386,184)	(54,476)
Other income	1,958	4
Total other income (expenses)	(1,163,672)	(54,472)

Net loss	$(3,910,117)	$(1,299,878)

Basic loss per share	$(0.02)	$(0.01)

Weighted average number of shares outstanding	203,254,168	126,436,414

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIPER NETWORKS, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-In	Stock Subscription	Unearned Stock-based	Treasury	Accumulated	Other Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Compensation	Stock	Deficit	Loss	(Deficit)

Balance, December 30, 2004	-	$-	121,222,899	$121,223	$11,425,685	$(125,000)	$(253,318)	$-	$(11,124,943)	$(78,125)	$(34,478)

Issuance of common stock for cash	-	-	29,185,475	29,185	1,179,036	125,000	-	-	-	-	1,333,221
Issuance of common stock for services received	-	-	(10,386,811)	(10,387)	148,576	-	-	-	-	-	138,189
Cancellation of common stock upon recision of notes payable	-	-	(554,283)	(554)	(150,614)	-	-	-	-	-	(151,168)
Conversion of notes payable and interest	-	-	12,094,140	12,094	491,523	-	-	-	-	-	503,617
Cancellation of common stock for settlement and termination of acquisition	-	-	(1,375,000)	(1,375)	(636,125)	-	-	-	-	-	(637,500)
Issuance of common stock for cashless exercise of warrants and options	-	-	862,162	862	229,566	-	-	(223,028)	-	-	7,400
Beneficial conversion of interest-in-kind on convertible notes	-	-	-	-	2,189,925	-	-	--	-	-	2,189,925
Stock-based compensation	-	-	-	-	(84,681)	-	139,624	-	-	-	54,943
Comprehensive loss	-	-	-	-	-	-	-	-	-	(1,000)	(1,000)
Net loss for the year ended December 31, 2005	-	-	-	-	-	-	-	-	(4,119,610)	-	(4,119,610)
Balance, December 31, 2005	-	-	151,048,582	151,049	14,792,891	-	(113,694)	(223,028)	(15,244,553)	(79,125)	(716,461)

Issuance of common stock for cash	-	-	17,897,500	17,898	601,589	-	-	-	-	-	619,487
Issuance of common stock for services received	-	-	40,175,167	40,175	1,571,823	-	-	-	-	-	1,611,999
Issuance of series A preferred stock for services received	1,100,000	1,100	-	-	383,900	-	-	-	-	-	385,000
Issuance of common stock for syndication fee	-	-	1,500,000	1,500	(1,500)	-	-	-	-	-	-
Conversion of notes payable and interest	-	-	31,107,307	31,107	461,973	-	-	-	-	-	493,080
Beneficial conversion of interest-in-kind on convertible notes	-	-	-	-	1,363,797	-	-	-	-	-	1,363,797
Stock-based compensation	-	-	-	-	87,555	-	18,253	-	-	-	105,808
Comprehensive gain	-	-	-	-	-	-	-	-	-	1,400	1,400
Net loss for six months ended June 30, 2006	-	-	-	-	-	-	-	-	(3,910,117)	-	(3,910,117)
Balance, June 30, 2006	1,100,000	$1,100	241,728,557	$241,729	$19,262,028	$-	$(95,441)	$(223,028)	$(19,154,670)	$77,725	$(46,007)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIPER NETWORKS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2006	2005

Cash flows from operating activities:
Net loss	$(3,910,117)	$(1,299,878)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	93,521	157,204
Allowance for doubtful accounts and sales returns	9,298	(57,144)
Amortization of stock-based compensation	105,808	31,138
Beneficial conversion of interest-in-kind on convertible notes	1,363,797	-
(Gain) loss on sale of property and equipment	(7,303)	2,175
Equity loss from unconsolidated subsidiaries, net of cash contributions	-	46,329
Impairment (recovery) of purchased intangibles	149,341	275,000
Impairment (recovery) of purchased assets	-	(615,216)
Stock based compensation	1,716,986	232,408
Interest accrual	22,149	22,807
(Gain) on sale of marketable securities	(220,554)	-
Changes in assets and liabilities:
Accounts receivable	(74,967)	43,854
Inventories	(5,339)	65,594
Prepaid expenses	(18,351)	17,313
Other current assets	25,871	8,647
Accounts payable	80,835	296,420
Accrued liabilities	66,639	165,868
Taxes payable	2,455	802
Deferred revenues	25,188	44,399
Net cash used in operating activities	(574,742)	(562,279)

Cash flows from investing activities:
Purchases of property and equipment	(78,163)	(2,119)
Proceeds from sale of property and equipment	10,900	15,450
Sales of marketable securities	80,089	-
Net cash used in investing activities	12,826	13,331

Cash flows from financing activities:
Proceeds from issuance of common stock	619,486	472,000
Proceeds from shareholder loans	49,301	177,093
Repayments of shareholder loans	(55,411)	(51,099)
Repayments of convertible loans	(10,000)	(21,145)
Payments on capital lease obligations	-	(820)
Net cash provided by financing activities	603,376	576,029

Net increase in cash	41,461	27,080
Cash at the beginning of the period	33,430	46,956
Cash at the end of the period	$74,891	$74,036

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIPER NETWORKS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Continued) (Unaudited)

	Six Months Ended June 30,
	2006	2005

Supplemental schedule of cash flow activities
Cash paid for:
Interest	$59	$8,857
Income taxes	$-	$800

Non-cash investing and financial activities:
Common stock (cancelled) for business acquisition	$-	$(637,500)
Common stock issued in payment of services	$1,611,999	$423,521
Common stock issued in payment of convertible loans	$493,080	$-
Common stock received upon recision of convertible loan	$-	$(151,168)
Common stock issued for cashless exercise of options	$-	$223,028
Common stock issued in payment of syndication fees	$78,000	$-
Series A preferred stock issued in payment of services	385,000	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIPER NETWORKS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1 -	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying June 30, 2006 condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2006 and 2005 and for all periods presented have been made. Certain information and Footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2005 audited consolidated financial statements. The results of operations for periods ended June 30, 2006 and 2005 are not necessarily indicative of the operating results for the full years.

NOTE 2 -	DESCRIPTION OF THE BUSINESS

The condensed consolidated financial statements presented are those of Viper Networks, Inc. and its wholly-owned Subsidiaries (the “Company”).

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

a. Basis of Presentation.

The Company’s condensed consolidated financial statements are prepared using the accrual method of accounting and include its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in businesses which the Company does not control, but has the ability to exercise significant influence over operating and financial policies, are accounted for using the equity method and are included in Investments in Unconsolidated Businesses on the condensed consolidated balance sheet.

b. Inventories

Inventories are stated at the lower of cost, using the first-in first-out method, or market. Inventory costs include international inbound freight, duty and custom fees.

c. Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company is required to make judgments and estimates about the effect of matters that are inherently uncertain. Although, we believe our judgments and estimates are appropriate, actual future results may be different; if different assumptions or conditions were to prevail, the results could be materially different from our reported results.

On an on-going basis, the Company evaluates its estimates, including, but not limited to, those related to bad debts, product returns, warranties, inventory reserves, long-lived assets, income taxes,

VIPER NETWORKS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)

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

e. Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of businesses acquired over the fair value of the identifiable net assets at the date of acquisition. Goodwill and intangible assets acquired in a purchase business combination and determined to have indefinite useful lives are not amortized, but instead are evaluated for impairment annually and if events or changes in circumstances indicate that the carrying amount may be impaired per Statement of Financial Accounting Standards (“SFAS”) No.142, “Goodwill and Other Intangible Assets” (“SFAS 142”). An impairment loss would generally be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The estimated fair value is determined using a discounted cash flow analysis. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).

f. Long-lived Assets

Long-lived assets, such as property and equipment and purchased intangibles subject to amortization, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable per SFAS 144. Recoverability of assets is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by an asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized as the amount by which the carrying amount exceeds the estimated fair value of the asset. The estimated fair value is determined using a discounted cash flow analysis. Any impairment in value is recognized as an expense in the period when the impairment occurs.

g. Revenue Recognition

The Company recognizes revenues and the related costs for voice, data and other services along with product sales when persuasive evidence of an arrangement exists, delivery and acceptance has occurred or service has been rendered, the price is fixed or determinable, and collection of the resulting receivable is reasonably assured in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements”. Service revenue from monthly and per minute fee agreements is recognized gross, consistent with Emerging Issues Task Force (EITF) No. 99-19 “Reporting Revenues Gross as a Principal Versus Net as an Agent”, as the Company is the primary obligor in its transaction, has all credit risk, maintains all risk and rewards, and establishes pricing. Combined product and service agreements are allocated

VIPER NETWORKS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 3 -	SIGNIFICANT ACCOUNTING POLICIES (continued)

g. Revenue Recognition (continued)

consistent with EITF No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables” with the multiple deliverables divided into separate units of accounting. Revenue is allocated among the separate units of accounting based on the relative fair value of the hardware (product) and minutes of calling time (service) based on published pricing. Support and maintenance sales are recognized over the contract term. Amounts invoiced or collected in advance of product delivery or providing services are recorded as a deferred revenue liability.

The Company’s hardware products consist of both i) devices connected to and used in conjunction with a computer for use over any speed Internet connection (dial-up or broadband) and ii) devices used with a broadband Internet connection not requiring a computer. Hardware products contain embedded software or firmware provided by the third party manufacture which is incidental to the product sale. Included with each product sale are a Viper Networks VoIP calling account (“VoIP Account”) and the ability to download our proprietary dialer software/VoIP Account interface. Our dialer software/VoIP Account interface is not sold separately; the current version is available for customers to download from our web site.

The Company sells the routing and delivery of internet traffic which conforms with Voice over Internet Protocol to both consumers and wholesale carriers. Consumers purchase prepaid calling time for addition to a VoIP Account either directly from the Company web site or by the purchase of a voucher from our distributor network. Revenue from the sale of prepaid calling time to consumers or vouchers to distributors is deferred upon sale. These deferred revenues are recognized into revenue based on the number of minutes during a call in accordance with our published calling rates. Consumer revenue for a period is calculated by our proprietary software from information received through our network switches. Wholesale carriers purchase bulk minutes of VoIP traffic typically billed weekly in arrears from information received through our network switches. Other services are sold on a per use basis typically billed in arrears.

The Company accrues for warranty costs, sales returns, bad debts, and other allowances based on its historical experience.

h. Stock-based Compensation

SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) replaces SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123R requires that the cost resulting from all share-based transactions be recorded in the financial statements and establishes fair value as the measurement objective for share-based payment transactions with employees and acquired goods or services from non-employees. Prior to the January 1, 2006 adoption of SFAS 123R, the Company applied SFAS 123 which provided for the use of a fair value based method of accounting for stock-based compensation. However, SFAS 123 allowed the measurement of compensation cost for stock options granted to employees using the intrinsic value method of accounting prescribed by APB 25, which only required charges to compensation expense for the excess, if any, of the fair value of the underlying stock at the date a stock option is granted (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock. Prior to 2006, the Company had elected to account for employee stock options using the intrinsic value method under APB 25 and provided, as required by SFAS 123, pro forma footnote disclosures of net loss as if a fair value based method of accounting had been applied.

The Company adopted 123R in accordance with the modified prospective application and has not restated the consolidated financial statements prior to 2006 for the possible impact of 123R. The table

VIPER NETWORKS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 3 -	SIGNIFICANT ACCOUNTING POLICIES (continued)

h. Stock-based Compensation (continued)

below reflects the pro forma net loss and net loss per share for the three months and six months ended June 30, 2005 deducting $61,508 and $123,017 in compensation costs for fair value of employee stock options, respectively.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Net loss:
As reported	$(172,053)	(1,299,878)
Pro forma	$(233,561)	(1,422,895)

Basic loss per share:
As reported	$(0.00)	(0.01)
Pro forma	$(0.00)	(0.01)

During the six months ended June 30, 2006 the Company recognized $87,555 for the fair value of employee stock options. The Company estimated the fair value of each option grant at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the years ended December 31, 2005 and 2004; no dividend yield, expected volatility of 103.2% and 200.7%, risk-free interest rates of 4.36% and 4.43%, and expected lives of 10.0 and 10.0 years, respectively. No options were granted during 2006.

During the three months ended June 30, 2006 and 2005, the Company recognized $1,411,524 and $305,462 and $126,426 and $120,195 of expense relating to the grant of common stock to non-employees and employees, respectively, for services which are included in the accompanying condensed consolidated statements of operations. The value of these shares was determined based upon over the counter closing prices.

In accordance with the provisions of EITF No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments” the Company evaluates debt securities for beneficial conversion features. A beneficial conversation feature is present when the conversation price per share is less than the market value of the common stock at the commitment date. The intrinsic value of the feature is then measured as the difference between the conversion price and the market value (the “Spread”) multiplied by the number of shares into which the note is convertible. For debt securities that are convertible at the date of issuance the full intrinsic value is recognized as interest expense, at the date of issuance, with an offsetting amount increasing additional paid-in-capital. If a debt security contains terms that change upon the occurrence of a future event (i.e. conversion price equal to 52 week low trading low) the incremental intrinsic value is measured as the additional number of issuable shares multiplied by the commitment date market value and is recognized as interest expense with an offsetting amount increasing additional paid-in-capital.

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

VIPER NETWORKS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 3 -	SIGNIFICANT ACCOUNTING POLICIES (continued)

i. Income Tax (continued)

forwards. Deferred income tax expense is generally the net change during the period in the deferred income tax asset and liability. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be “more likely then not” realized in future tax returns. Tax rate changes are reflected in income in the period such changes are enacted.

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

k. Concentrations of Risk

The Company entered into an agreement during September 1998 to acquire 50 acres of real property known as the Hills of Bajamar, located in Ensenada, Mexico (the “Land”) with the intent, at the time, to sell lots for residential development and build a communications facility for residents in the surrounding area. As of the date of these consolidated financial statements, the Company had not received documented title to the Land. Since consideration for the agreement (documented title) has never been received the Company does not believe it is the owner of the Land. If the Company was determined to be the owner of the Land the Company could be subject to the following risks. The property is located in Mexico which has a developing economy. Hyperinflation, volatile exchange rates and rapid political and legal change, often accompanied by military insurrection, have been common in this and certain other emerging markets in which the Company may conduct operations. The Company may be materially adversely affected by possible political or economic instability in Mexico. The risks include, but are not limited to terrorism, military repression, expropriation, changing fiscal regimes, extreme fluctuations in currency exchange rates, high rates of inflation and the absence of industrial and economic infrastructure. Changes in land development or investment policies or shifts in the prevailing political climate in Mexico in which the Company plans to sell lots for residential development and build a communications facility could adversely affect the Company’s business. Operations may be affected in varying degrees by government regulations with respect to development restrictions, price controls, export controls, income and other taxes, expropriation of property, maintenance of claims, environmental legislation, labor, welfare, benefit policies, land use, land claims of local residents, water use and mine safety. The effect of these factors cannot be accurately predicted.

l. Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, "Accounting Changes and Error Corrections: a Replacement of Accounting Principles Board Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). SFAS 154 requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so or another methodology is required by the standard. Retrospective application refers to the application of a different accounting principle to previously issued financial statements as if that principle had always been used. SFAS 154's retrospective application requirement replaces APB No. 20's ("Accounting Changes") requirement to recognize most voluntary changes in accounting principle by including in net income (loss) of the period of the change the cumulative effect of changing to the new accounting

VIPER NETWORKS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 3 -	SIGNIFICANT ACCOUNTING POLICIES (continued)

l. Recent Accounting Pronouncements (continued)

principle. This statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. SFAS 154 also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The requirements are effective for accounting changes made in fiscal years beginning after December 15, 2005 and will only impact the consolidated financial statements in periods in which a change in accounting principle is made.  The implementation of SFAS 154 did not have a material impact on our financial position, results of operations or cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 requires that the Company recognize in the consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The provisions of FIN 48 will be effective for the Company beginning in the March 2007 quarter, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48.

NOTE 4 -	GOING CONCERN

The Company’s condensed consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred a loss from inception on September 14, 2000 through June 30, 2006, resulting in an accumulated deficit of $19,154,671 at June 30, 2006, that raises doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

It is the intent of management to continue to develop its voice and data services to Web-based customers and expand its Voice over Internet Protocol networks for businesses, institutions, and Internet Service Providers (ISP).

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

On February 16, 2006, Ron Weaver and Yale Wong elected to convert the entire balance of their promissory notes ($72,294 and $40,662) into 2,409,822 and 1,355,406 shares of the Company’s Common Stock in accordance with the terms of the notes, respectively. Also on February 16, 2006, Farid Shouekani elected to convert $90,877 of his promissory note into 4,190,178 shares of the Company’s Common Stock in accordance with the terms of the note.

VIPER NETWORKS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 5 -	SIGNIFICANT EVENTS (continued)

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

VIPER NETWORKS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 5 -	SIGNIFICANT EVENTS (continued)

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

NOTE 6 -	RESTATEMENT

The accompanying unaudited condensed consolidated financial statements as of June 30, 2006, along with the Report of Independent Registered Public Accounting Firm dated August 29, 2006 have been restated as of February 28, 2007.

The restatement includes additional interest expense and disclosures regarding unsecured convertible promissory notes (Balance Sheet, Statements of Operations, Statements of Stockholder’s Equity (Deficit), and Statements of Cash Flows, and footnotes 3-h); compensation expense and disclosures regarding fair value of employee stock options (Statements of Operations, Statements of Stockholder’s Equity (Deficit), and Statements of Cash Flows, and footnotes 3-h); and revenue recognition disclosure (footnote 3-g).

The following is a summary of the effects of the restatement:

Condensed Consolidated Balance Sheet
	June 30, 2006 (Unaudited)	December 31, 2005
Additional paid-in capital:
As originally reported	$15,620,751	$12,662,966
Effect of restatement	3,641,277	2,129,925
As restated	$19,262,028	$14,792,891

Accumulated deficit:
As originally reported	$(15,513,393)	$(13,054,628)
Effect of restatement	(3,641,278)	(2,189,925)
As restated	$(19,154,671)	$(15,244,553)

VIPER NETWORKS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 6 -	RESTATEMENT (continued)

Condensed Consolidated Statements of Operations (Unaudited)
	Three Months Ended June 30,
	2006	2005
Total operating expenses:
As originally reported	$875,854	$357,192
Effect of restatement	43,777	(85,615)
As restated	$919,631	$271,577

Total other income (expenses):
As originally reported	$65,485	$(39,922)
Effect of restatement	(17,096)	-
As restated	$48,389	$(39,922)

Net loss:
As originally reported	$(748,679)	$(257,667)
Effect of restatement	(60,873)	85,614
As restated	$(809,552)	$(172,053)

	Six Months Ended June 30,
	2006	2005
Total operating expenses:
As originally reported	$2,786,552	$1,460,159
Effect of restatement	87,555	(53,267)
As restated	$2,874,107	$1,406,892

Total other income (expenses):
As originally reported	$200.125	$(54,472)
Effect of restatement	(1,363,797)	-
As restated	$(1,163,672)	$(54,472)

Net loss:
As originally reported	$(2,458,765)	$(1,353,145)
Effect of restatement	(1,451,352)	53,267
As restated	$(3,910,117)	$(1,299,878)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BASIS OF DISCUSSION AND ANALYSIS

The Company’s discussion and analysis of its financial condition and results of operations are based upon its condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures of contingent liabilities.  On an ongoing basis, management evaluates its estimates, including those that relate to income tax contingencies, revenue recognition, and litigation.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Although we believe our judgments and estimates are appropriate, actual future results may be different; if different assumptions or conditions were to prevail, the results could be materially different from our reported results.   If actual results significantly differ from management's estimates, the Company's financial condition and results of operations could be materially impaired.

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

RESULTS OF OPERATIONS

Organization of Business; Presentation of Results

The Company provides VoIP communication products and services both to consumer and wholesale customers. Through our consumer operations we sell 1) third-party hardware products directly and indirectly to consumer end users (both residential and commercial) that enable these customers to place VoIP telephone calls over our networks and 2) services are based on i) individual prepaid customer accounts and their ability to purchase additional prepaid calling time through our automated, on-line system and ii) residential monthly fixed rate calling plans with excess and/or out of plan minutes billed in arrears (“Consumer Operations”). We also provide software which enables call origination, account management, call routing and billing so that per-call revenue can be calculated and charged to the customers’ i) prepaid account or ii) billed in arrears (for fixed-rate customers for calls outside their allotted calling territories). Through our wholesale activity we both buy and sell network capacity to and from other VoIP providers for specific destinations around the world (“Wholesale Operations”). Thus, we attempt to better utilize the capacity in our network by selling unused capacity to competitors, and expand our termination footprint by contracting for the termination of our customer’s calls to destinations where we do not have our own servers. Our Wholesale Operations were born from the activities in our acquisitions of Mid-Atlantic and Adoria.

Comparison of Three Month period ended June 30, 2006 and June 30, 2005

During the three months ended June 30, 2006, the Company recorded $845,880 in Net revenues. This was a -$12,458 decrease (-1.5%) compared to the three months ended June 30, 2005 when we recorded $858,338 in Net revenues. The decrease in Net revenues consisted of a -$30,092 (-16.8%) decrease in Consumer Operations revenue and a $17,634 (+2.6%) increase in Wholesale Operations revenue. The increase in revenue from Wholesale Operations included a quarterly increase of $64,897 (+10.6%) from the former Adoria operations and a quarterly decrease of -$47,263 (-68.0%) from the former Mid-Atlantic operations (the result of an intentional shift in emphasis away this business).

During the three months ended June 30, 2006, the Company’s Gross margin decreased by -55.8% to $61,690 (compared to $139,446 in the same quarter in 2005). This resulted in a Gross margin of 7.3% (compared to a Gross margin of 16.2% in same quarter in 2005). Consumer Operations Gross margin in the Quarter was -9.7% (Gross loss of -$14,387 on revenues of $148,802); in the same period during 2005 Consumer Operations Gross margin was 18% (Gross margin of $32,138 on Net revenues of $178,893). Cost of revenue (call termination) has increased as the Company commences to improve call quality. For our Wholesale Operations, quarterly Gross margin diminished to 10.9% (Gross margin of $76,077 on Revenues of $697,078) from 15.8% in the same quarter of 2005 (Gross margin of $107,309 on Revenues of 679,445). The lower Gross margin in Wholesale Operations resulted from increased competitive pressures on revenue. The Company expects these trends to continue for the remainder of the year.

During the three months ended June 30, 2006 the Company incurred $915,001 in General and administrative (“G&A”) expenses. This was a 4.1% increase compared to the three months ended June 30, 2005 when we incurred $878,543 in G&A expenses.  Consumer Operations (including corporate overhead) G&A expenses in the three months ended June 30, 2006 increased by 12.5% to $728,919 (490% of Consumer Operations Revenues); from the same period in 2005 when Consumer Operations G&A expenses were $647,750 (362% of Consumer Operations Revenues). Wholesale Operations G&A expenses decreased by -19.4% to $186,082 in the second Quarter of 2006 (27% of Wholesale Operations Revenues) from $230,794 in the same period in 2005 (34% of Wholesale Operations Revenues). Overall, General and administrative expenses were primarily made up of wages and salaries, business consulting services, office expenses, fees and costs incurred for legal and accounting services, and other administrative costs.

During the three months ended June 30, 2006 the Company had Bad debt expense of $4,630 (in the same Quarter of 2005 we had $8,481 in Bad debt expense). During the three months ended June 30, 2006 we recorded no Impairment of purchased assets; in the same Quarter of 2005 we had a Gain on sale (recovery) impairment of purchased assets of $615,216. The Gain on sale of purchased assets recognized during the three months ended June 30, 2005 resulted from the settlement and termination of the Brasil LLC acquisition.

These factors led to a Loss from operations in the three months ended June 30, 2006 of $857,941, a 549% increased loss compared to the same Quarter in 2005 when we had a Loss from operations of $132,131. The adverse change of -$725,810 on a year-to-year basis was due primarily to the non-cash Gain on sale of purchased assets recognized in the comparable Quarter in 2005 (-$615,216) and lower Gross margin (-$77,756 change).

During the three months ended June 30, 2006, we recognized a $66,482 gain from the exchange of 322,000 shares of NextPhase Wireless, Inc. (“NextPhase”) common stock in private transactions in payment for services. This compares to the three months ended June 30, 2005 when we had no similar gains or loses. During the three months ended June 30, 2006 we incurred Interest expense of $19,114 compared to $36,923 in Interest expense during the three months ended June 30, 2005. The decrease in Interest expense was due to borrowings from related parties and short term debt that was converted into common stock of the Company.

As a result, during the three months ended June 30, 2006 we had a Net loss of -$809,552 compared to the three months ended June 30, 2005, when we had a Net loss of -$172,053 (an adverse change of -$637,499 or 370%). As noted above the adverse change was primarily due to the non-cash Gain on sale of purchased assets recognized in the comparable Quarter in 2005. Our Consumer Operations experienced a Net loss of -$694,966 (467% of

Consumer Operations Revenues), an adverse change of -$671,432 compared the same Quarter in 2005 when Consumer Operations had a Net loss of -$23,534. Our Wholesale Operations experienced a Net loss of $114,586 (-16.4% of Wholesale Operations Revenues), an improvement of $33,932 compared to the -$148,519 Net loss for the same period in 2005 (21.9% of Wholesale Operations Revenues).

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

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2006, we had a total of $798,534 in Total current assets (+99% compared to the same Quarter in 2005) which consisted primarily of the following material amounts: $74,891 in Cash (+1% compared to the same Quarter in 2005); $166,478 in Net accounts receivable (+30%); $80,298 in Inventories (+1150%); and, $471,467 in Other current assets (+148%). In contrast, as of June 30, 2006 our Total current liabilities were $1,005,426 (-52% compared to the same Quarter in 2005), which consisted primarily of the following material amounts: $516,159 in Accounts payable (-23%); $147,477 in Accrued liabilities (-29%); $210,482 in Deferred revenues (+66%); and, $100,370 in Short term debt (-58%).

During the three months ended June 30, 2006, our cash needs were met primarily by loans from certain of our shareholders and the use of proceeds received during the previous quarter from the sale of common stock. We cannot be assured that we can continue to obtain funds from these or any other sources to meet our need for additional capital resources.

Net working capital as of June 30, 2006 was -$206,892, an improvement compared to -$1,045,642 for the same period in 2005. The improvement was primarily from loans from related parties and short term debt that was converted into common stock of the Company. Overall, the company’s access to capital is very limited. The Company continually evaluates its cash needs and anticipates seeking additional equity or debt financing in order to achieve its overall business objectives. However, no commitment for additional financing has been obtained and there can be no assurance that such financing will be available, or, if available, at a price or in a form that is acceptable to the Company. We may be limited to 1) loans and other cash infusions from officers, directors, existing stockholders, and persons affiliated or associated with one or more of them or 2) the sale of the Company’s investment in NextPhase Wireless, Inc. subject to the occurrence of future events as noted below. In addition, if any financing should be obtained, existing stockholders will likely incur substantial, immediate, and permanent dilution of their existing investment. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have an adverse impact on the Company’s ability to achieve its business objectives.

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

The 4,000,000 shares of NextPhase common stock were pledged (“Pledged Stock”) as collateral on behalf of NextPhase for a $350,000 promissory note (“Note”) issued in connection with the acquisition of the public shell.  In early May 2005, the Note was paid in full and the Pledged Stock was released to the Company.  In August, 2005 the Company requested an exemption (as noted below) to commence selling shares of the NextPhase “restricted” common stock to raise capital for the Company.

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

CRITICAL ACCOUNTING POLICIES

The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements; and the reported amounts of revenues and expenses during the reporting periods. We are required to make judgments and estimates about the effect of matters that are inherently uncertain. .Although, we believe our judgments and estimates are appropriate, actual future results may be different; if different assumptions or conditions were to prevail, the results could be materially different from our reported results.

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

The Company recognizes revenues and the related costs for voice, data and other services along with product sales when persuasive evidence of an arrangement exists, delivery and acceptance has occurred or service has been rendered, the price is fixed or determinable, and collection of the resulting receivable is reasonably assured, in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104 “Revenue Recognition in financial Statements”. Service revenue from monthly and per minute fee agreements is recognized gross, consistent with Emerging Issues Task Force (“EITF”) No. 99-19 “Reporting Revenues Gross as a Principal Versus Net as an Agent”, as the Company is the primary obligor in its transaction, has all credit risk, maintains all risk and rewards, and established pricing. Combined product and service agreements are allocated consistent with EITF No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables” with the multiple deliverables divided into separate units of accounting. Revenue is allocated among the separate units of accounting based on the relative fair value of the hardware (product) and minutes of calling time (service) based on published pricing. Support and maintenance sales are recognized over the contract term. Amounts invoiced or collected in advance of product delivery or providing services are recorded as a deferred revenue liability.

The Company’s hardware products consist of both i) devices connected to and used in conjunction with a computer for use over any speed Internet connection (dial-up or broadband) and ii) devices used with a broadband Internet connection not requiring a computer. Hardware products contain embedded software or firmware provided by the third party manufacture which is incidental to the product sale. Included with each product sale are a Viper Networks VoIP calling account (“VoIP Account”) and the ability to download our proprietary dialer software/VoIP Account interface. Our dialer software/VoIP Account interface is not sold separately; the current version is available for customers to download from our web site.

The Company sells the routing and delivery of internet traffic which conforms with Voice over Internet Protocol to both consumers and wholesale carriers. Consumers purchase prepaid calling time for addition to a VoIP Account either directly from the Company web site or by the purchase of a voucher from our distributor network. Revenue from the sale of prepaid calling time to consumers or vouchers to distributors is deferred upon sale. These deferred revenues are recognized into revenue based on the number of minutes during a call in accordance with our published calling rates. Consumer revenue for a period is calculated by our proprietary software from information received through our network switches. Wholesale carriers purchase bulk minutes of VoIP traffic typically billed weekly in arrears from information received through our network switches. Other services are sold on a per use basis typically billed in arrears.

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

Goodwill represents the excess of the cost of businesses acquired over the fair value of the identifiable net assets at the date of acquisition. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful lives are not amortized, but instead are evaluated for impairment annually and if events or changes in circumstances indicate that the carrying amount may be impaired per Statement of Financial Accounting Standards (“SFAS”), No.142, “Goodwill and Other Intangible Assets” (“SFAS 142”). An impairment loss would generally be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The estimated fair value is determined using a discounted cash flow analysis. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 154, "Accounting Changes and Error Corrections: a Replacement of Accounting Principles Board Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). SFAS 154 requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so or another methodology is required by the standard. Retrospective application refers to the application of a different accounting principle to previously issued financial statements as if that principle had always been used. SFAS 154's retrospective application requirement replaces APB No. 20's ("Accounting Changes") requirement to recognize most voluntary changes in accounting principle by including in net income (loss) of the period of the change the cumulative effect of changing to the new accounting principle. This statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. SFAS 154 also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The requirements are effective for accounting changes made in fiscal years beginning after December 15, 2005 and will only impact the consolidated financial statements in periods in which a change in accounting principle is made.  The implementation of SFAS 154 did not have a material impact on our financial position, results of operations or cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 requires that the Company recognize in the consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The provisions of FIN 48 will be effective for the Company beginning in the March 2007 quarter, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48.

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

1. Continued Operating Losses.
The Company has incurred $3,910,117 in losses during the six months ending June 30, 2006 and cumulative losses of $19,154,671 since the Company’s inception through June 30, 2006. The Company may well incur significant additional losses in the future as well and there can be no assurance that the Company will be successful or that it will be profitable in the future.

2. Current Financial Structure, Limited Equity, Limited Working Capital & Need for Additional Financing.
While the Company’s management believes that its financial policies have been prudent, the Company has relied, in large part, upon the use of common and preferred stock financing to provide a substantial portion of the Company’s financial needs. The Company anticipates that it will need to raise significant additional capital to implement is business plan. This dependence upon common equity financing has meant that we are reliant upon the price of our common stock in the public markets, which has dramatically declined over the past two years and there can be no assurance that the price of our common stock will recover. In addition, we have had only limited discussions with potential investors and there can be no guarantee that the Company will receive additional capital from any investors or, if it does receive sufficient additional capital, that it can obtain additional capital on terms that are reasonable in light of the Company’s current circumstances. We have limited equity and limited working capital. Further, the Company has not received any commitments or assurances from any underwriter, investment banker, venture capital fund, or other individual or institutional investor.

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

In addition, transactions in a NASDAQ security directly with the NASDAQ market maker for such securities, are subject only to the sole market-maker disclosure, and the disclosure with regard to commissions to be paid to the broker/dealer and the registered representatives. The Company's securities are subject to the above rules.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report, as to there effectiveness to record, process, summarize, and report on a timely basis. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures, taken as a whole, are effective in recording, processing, summarizing and reporting information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, except that such controls and procedures are not effective to ensure that the reports that it files or submits under the Exchange Act are on a timely basis nor that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is communicated to the Company’s management, as appropriate to allow for timely decisions regarding required disclosure.

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

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS

Internal controls are processes designed, by our board of directors and management, to provide reasonable assurance regarding the achievement of objectives in the following categories: (a) reliability of financial reporting, (b) effectiveness and efficiency of operations, and (c) compliance with applicable laws and regulations. Internal controls consist of five interrelated components:

1. Control environment sets the tone of an organization, influencing the control consciousness of its people and is the foundation for all other components of internal control, providing discipline and structure,
2. Risk assessment is the entity's identification and analysis of relevant risks to achievement of its objectives, forming a basis for determining how the risks should be managed,
3. Control activities are the policies and procedures that help ensure that management directives are carried out,
4. Information and communication systems support the identification, capture, and exchange of information in a form and time frame that enable people to carry out their responsibilities, and
5. Monitoring is a process that assesses the quality of internal control performance over time.

Internal controls, no matter how well designed and operated, can provide only reasonable assurance of achieving our control objectives. The likelihood of achievement is affected by limitations inherent to internal controls. These include the realities that human judgment in decision-making can be faulty and that breakdowns in internal controls can occur because of human failures such as simple errors or mistakes. Additionally, controls, whether manual or automated, can be circumvented by the collusion of two or more people or inappropriate management override of internal controls. Internal controls are influenced by the quantitative and qualitative estimates and judgments made by management in evaluating the cost-benefit relationship of an internal control. Custom, culture, and the corporate governance system may inhibit fraud, but they are not absolute deterrents.

It is the responsibility of management, to include the Chief Executive Officer and Chief Financial Officer, to monitor compliance with and maintain effective internal controls.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

VIPER NETWORKS, INC. vs GREENLAND CORPORATION

On June 11, 2004 the Company filed an action in the Superior Court of California, County of San Diego seeking, among other things, rescission of an April 25, 2003 agreement with Greenland Corp (“Greenland”).  The Company considers the contract it entered into with Greenland (wherein Greenland was to receive 2,500,000 common shares of the Company) to have been obtained by fraud.  Greenland has filed counter-claims in both California and Utah, seeking, among other things, full and free ownership to the 2,500,000 common shares of the Company.

As requested, by the Company, the Superior Court stayed the California cases and referred the California and Utah causes of action to binding arbitration (as stipulated in the April 25, 2003 agreement). The Final Award, issued June 29, 2006, rescinds the agreement entitling Viper to the return of all 2,750,000 shares (2,500,000 shares plus the subsequent stock dividend) of it’s Common Stock previously issued to Greenland and Greenland is entitled to the return of the 2,000,000 shares of its common stock held by the Company. The Company will instruct it’s transfer agent to cancel the 2,750,000 shares of Common stock upon return to Greenland of the 2,000,000 shares of their common stock. In addition, Greenland’s cross compliant is denied and any other, if any, claims between the parties not specifically addressed in the Final Award are denied. In addition, Viper was awarded a portion of its attorneys fess and its arbitration costs and is evaluating the possibility of collection, if any, on this cash portion of the Final Award; but given Greenland’s previous disclosure of an IRS Tax Lien on Greenland’s assets the probability of collection appears unlikely..

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORMS 8-K

(a). The following Exhibits are attached:

EXHIBIT NUMBER	DESCRIPTION

23.1 *	Auditor’s Consent
31.1 *	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *	Certification Pursuant to Title 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 *	Certification Pursuant to Title 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
* Filed herewith.

(b). The Company filed the following Reports on Form 8-K during the three months ended June 30, 2006:

DATE	DESCRIPTION

August 9, 2006	Unregistered sale of equity securities, changes in control of registrant, and regulation FD disclosure
August 11, 2006	Change in registrant’s certifying accountant
August 15, 2006	Amendment to August 11, 2006 change in registrant’s certifying accountant

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Viper Networks, Inc.

By: /s/ Farid Shouekani Farid Shouekani Chief Executive Officer	Date: March 5, 2007

By: /s/ Paul E. Atkiss Paul E. Atkiss Chief Financial Officer/Principal Accounting Officer	Date: March 5, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Farid Shouekani Farid Shouekani Chief Executive Officer & Director	Date: March 5, 2007

By: /s/ Paul E. Atkiss Paul E. Atkiss Chief Financial Officer, Secretary & Director	Date: March 5, 2007

By: /s/ Ronald G. Weaver Ronald G. Weaver Director	Date: March 5, 2007