Form 10QSB/A
period 2006-09-30
VIPER NETWORKS INC
filed 2007-03-06
CIK 1133192

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
FOR THE QUARTERLY Period ended September 30, 2006

Explanatory Note

Viper Networks, Inc. (the “Company”) is filing this amendment to its Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006 (the “Amendment”) to expand disclosures and restate the Condensed Consolidated Financial Statements in response to comments issued by the Securities and Exchange Commission (the “SEC”). The restated financials (Item 1) and revised document (Item 2 - Managements’ Discussion and Analysis of Financial Condition and Results of Operations; Item 3 - Factors That May Affect Future Results and Item 4 - Controls and Procedures) address comments issued by the SEC as relates to the Company’s Forms 10-KSB for the year ended December 31, 2005, and 10-QSB for the quarters ended March 31, 2006 and June 30, 2006.

Any reference to facts and circumstances at a “current” date refer to such facts and circumstances as of such original filing date.

TABLE OF CONTENTS

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	Basis of Presentation	4

	Report of Independent Registered Public Accounting Firm	5

	Condensed Consolidated Balance Sheets - September 30, 2006 (Unaudited) and December 31, 2005	6

	Condensed Consolidated Statements of Operations - Three Months Ended September 30, 2006 and 2005 (Unaudited)	7

	Condensed Consolidated Statements of Operations - Nine months ended September 30, 2006 and 2005 (Unaudited)	8

	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) - Nine months ended September 30, 2006 (Unaudited) and Year ended December 31, 2005	9

	Condensed Consolidated Statements of Cash Flows - Nine months ended September 30, 2006 and 2005 (Unaudited)	10

	Notes to Condensed Consolidated Financial Statements (Unaudited)	12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Factors That May Affect Future Results	29

Item 4.	Controls and Procedures	36

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	38

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

VIPER NETWORKS, INC.
FORM 10-QSB/A (Amendment No. 1) QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED September 30, 2006

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

The unaudited condensed consolidated balance sheet of the Company as of September 30, 2006, and the related consolidated balance sheet of the Company as of December 31, 2005, which is derived from the Company's audited consolidated financial statements, the un-audited condensed consolidated statement of operations and cash flows for the nine months ended September 30, 2006 and September 30, 2005 and the condensed consolidated statement of stockholders equity for the period of December 31, 2004 to September 30, 2006 are included in this document. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s most recently filed Form 10-KSB.

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

To the Board of Directors of
Viper Networks Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have reviewed the accompanying condensed consolidated balance sheet of Viper Networks, Inc. and Subsidiaries as of September 30, 2006, and the related condensed consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the nine and three months then ended. These condensed consolidated financial statements are the representation of the management of Viper Networks, Inc. and Subsidiaries

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

/s/ Chang G. Park, CPA
_____________________
CHANG G. PARK, CPA

March 2, 2007 - restated; see Note 6
November 14, 2006
Chula Vista, CA 91910

VIPER NETWORKS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash	$6,765	$33,430
Short-term investments	-	4,000
Accounts receivable, net of allowance for doubtful accounts and sales returns	141,153	119,039
Inventories	81,409	74,959
Other current assets	297,243	194,874
Total current assets	526,570	426,301

Property and equipment, net	115,584	179,640
Goodwill	200	149,541
Total assets	$642,354	$755,482

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$560,175	$589,919
Accrued liabilities	158,705	84,492
Loans from related party	8,380	460,052
Taxes payable	5,916	3,749
Deferred revenues	265,267	185,293
Short term debt	101,655	148,438
Total current liabilities	1,100,098	1,471,944

Commitments and Contingencies

Stockholders equity (deficit):
Preferred stock: 10,100,000 shares authorized of $0.001 par value; 3,000,000 shares designated Series A; 3,000,000 and -0- shares issued and outstanding as of September 30, 2006 and December 31, 2005	3,000	-
Common stock: 250,000,000 shares authorized of $0.001 par value; 233,343,556 and 151,048,582 shares issued and outstanding as of September 30, 2006 and December 31, 2005	233,344	151,049
Additional paid-in capital	19,718,161	14,792,891
Unearned stock-based compensation	(86,314)	(113,694)
Treasury stock	(223,028)	(223,028)
Accumulated deficit	(20,102,907)	(15,244,553)
Accumulated comprehensive loss	-	(79,125)
Total stockholders’ equity (deficit)	(457,744)	(716,461)
Total liabilities and stockholders’ equity (deficit)	$642,354	$755,482

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIPERNETWORKS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,
	2006	2005

Net revenues	$659,879	$932,467
Cost of revenues	588,434	898,396
Gross Margin	71,445	34,071

Operating Expenses
General and administrative	707,730	246,511
Bad debt expense (recovery)	1,806	289
Equity loss from unconsolidated subsidiaries	-	-
Impairment of purchased intangibles	-	-
(Gain on sale) impairment of purchased assets	-	-
Total Operating Expenses	709,535	246,800

(Loss) from operations	(638,091)	(212,729)

Other income (expenses)
Realized (loss) gain on marketable securities	(33,060)	265,440
Interest expense	(274,773)	(2,096,477)
Other (expense) income	(2,313)	8
Total other income (expenses)	(310,146)	(1,831,028)

Net (loss) gain	$(948,236)	$(2,043,757)

Basic loss per share	$(0.00)	$(0.02)

Weighted average number of shares outstanding	255,319,861	130,479,292

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIPER NETWORKS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Nine Months Ended September 30,
	2006	2005

Net revenues	$1,976,304	$2,737,759
Cost of revenues	1,777,197	2,542,201
Gross Margin	199,107	195,557

Operating Expenses
General and administrative	3,413,172	1,965,642
Bad debt expense (recovery)	21,129	(18,063)
Equity loss from unconsolidated subsidiaries	-	46,329
Impairment of purchased intangibles	149,341	275,000
(Gain on sale) impairment of purchased assets	-	(615,216)
Total Operating Expenses	3,583,642	1,653,692

(Loss) from operations	(3,384,535)	(1,458,134)

Other income (expenses)
Realized gain on marketable securities	187,494	265,440
Interest expense	(1,660,956)	(2,150,953)
Other (expense) income	(355)	12
Total other income (expenses)	(1,473,817)	(1,885,500)

Net loss	$(4,858,343)	$(3,343,635)

Basic loss per share	$(0.01)	$(0.03)

Weighted average number of shares outstanding	220,800,116	127,798,849

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIPER NETWORKS, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-In	Stock Subscription	Unearned Stock-based	Treasury	Accumulated	Other Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Compensation	Stock	Deficit	Loss	(Deficit)

Balance, December 30, 2004	-	$-	121,222,899	$121,223	$11,425,685	$(125,000)	$(253,318)	$-	$(11,124,943)	$(78,125)	$(34,478)

Issuance of common stock for cash	-	-	29,185,475	29,185	1,179,036	125,000	-	-	-	-	1,333,221
Issuance of common stock for services received	-	-	(10,386,811)	(10,387)	148,576	-	-	-	-	-	138,189
Cancellation of common stock upon recision of notes payable	-	-	(554,283)	(554)	(150,614)	-	-	-	-	-	(151,168)
Conversion of notes payable and interest	-	-	12,094,140	12,094	491,523	-	-	-	-	-	503,617
Cancellation of common stock for settlement and termination of acquisition	-	-	(1,375,000)	(1,375)	(636,125)	-	-	-	-	-	(637,500)
Issuance of common stock for cashless exercise of warrants and options	-	-	862,162	862	229,566	-	-	(223,028)	-	-	7,400
Beneficial conversion of interest-in-kind on convertible notes	-	-	-	-	2,189,925	-	-	-	-	-	2,189,925
Stock-based compensation	-	-	-	-	(84,681)	-	139,624	-	-	-	54,943
Comprehensive loss	-	-	-	-	-	-	-	-	-	(1,000)	(1,000)
Net loss for the year ended December 31, 2005	-	-	-	-	-	-	-	-	(4,119,610)	-	(4,119,610)
Balance, December 31, 2005	-	-	151,048,582	151,049	14,792,891	-	(113,694)	(223,028)	(15,244,553)	(79,125)	(716,461)

Issuance of common stock for cash	-	-	17,897,500	17,898	601,589	-	-	-	-	-	619,487
Issuance of common stock for repurchase of NextPhase stock	-	-	13,015,000	13,015	176,139	-	-	-	-	-	189,154
Issuance of common stock for services received	-	-	40,275,167	40,275	1,573,723	-	-	-	-	-	1,613,998
Issuance of series A preferred stock for services received	1,100,000	1,100	-	-	383,900	-	-	-	-	-	385,000
Issuance of common stock for syndication fee	-	-	1,500,000	1,500	(1,500)	-	-	-	-	-	-
Cancellation of common stock for recession of acquisition	-	-	(2,500,000)	(2,500)	(55,625)	-	-	-	-	-	(58,125)
Issuance of series A preferred stock in exchange for common stock	1,900,000	1,900	(19,000,000)	(19,000)	17,100	-	-	-	-	-	-
Issuance of common stock for conversion of notes payable and interest	-	-	31,107,307	31,107	461,973	-	-	-	-	-	493,080
Beneficial conversion of interest-in-kind on convertible notes	-	-	-	-	1,636,639	-	-	-	-	-	1,636,639
Stock-based compensation	-	-	-	-	131,333-	-	27,380	-	-	-	158,713
Comprehensive gain	-	-	-	-	-	-	-	-	-	79,125	79,125
Net loss for nine months ended September 30, 2006	-	-	-	-	-	-	-	-	(4,858,353)	-	(4,858,343)
Balance, September 30, 2006	3,000,000	$3,000	233,343,556	$233,344	$19,718,162	$-	$(86,314)	$(223,028)	$(20,102,906)	$-	$(457,743)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIPER NETWORKS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2006	2005

Cash flows from operating activities:
Net loss	$(4,858,343)	$(3,343,635)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	138,651	231,601
Allowance for doubtful accounts and sales returns	9,300	(60,333)
Allowance for inventory obsolescence	-	20,750
Allowance for warranty returns	-	20,000
Amortization of stock-based compensation	158,713	44,975
Beneficial conversion of interest-in-kind on convertible notes	1,636,639	2,052,697
(Gain) loss on sale of property and equipment	(7,303)	24,360
Equity loss from unconsolidated subsidiaries, net of cash contributions	-	46,329
Impairment of purchased intangibles	149,341	275,000
(Recovery) impairment of purchased assets	-	(615,217)
Stock based compensation	1,901,309	391,432
Interest accrual	24,080	76,488
(Gain) on sale of marketable securities	(187,494)	(265,440)
Loss on recession of acquisition	25,000	-
Changes in assets and liabilities:
Accounts receivable	(110,916)	36,731
Inventories	(6,450)	(37,965)
Prepaid expenses	(19,591)	(616,418)
Other current assets	21,849	7,801
Accounts payable	259,814	222,801
Accrued liabilities	78,767	267,038
Taxes payable	2,167	802
Deferred revenues	79,973	95,451
Net cash used in operating activities	(704,505)	(1,124,750)

Cash flows from investing activities:
Purchases of property and equipment	(78,191)	(16,609)
Proceeds from sale of property and equipment	10,900	15,450
Sales of marketable securities	158,754	265,440
Net cash used in investing activities	91,463	264,281

Cash flows from financing activities:
Proceeds from issuance of common stock	619,487	857,921
Proceeds from shareholder loans	52,301	229,237
Repayments of shareholder loans	(75,411)	(227,513)
Repayments of convertible loans	(10,000)	(35,110)
Payments on capital lease obligations	-	(2,389)
Net cash provided by financing activities	586,377	822,145

Net increase in cash	(26,665)	(38,325)
Cash at the beginning of the period	33,430	46,956
Cash at the end of the period	$6,765	$8,632

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

The accompanying notes are an integral part of these condensed consolidated financial statements

VIPER NETWORKS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1 -	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying September 30, 2006 condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2006 and 2005 and for all periods presented have been made. Certain information and Footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2005 audited consolidated financial statements. The results of operations for periods ended September 30, 2006 and 2005 are not necessarily indicative of the operating results for the full years.

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

h. Stock-based Compensation

SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) replaces SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123R requires that the cost resulting from all share-based transactions be recorded in the financial statements and establishes fair value as the measurement objective for share-based payment transactions with employees and acquired goods or services from non-employees. Prior to the January 1, 2006 adoption of SFAS 123R, the Company applied SFAS 123which provided for the use of a fair value based method of accounting for stock-based compensation. However, SFAS 123 allowed the measurement of compensation cost for stock options granted to employees using the intrinsic value method of accounting prescribed by APB 25, which only required charges to compensation expense for the excess, if any, of the fair value of the underlying stock at the date a stock option is granted (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock. Prior to 2006, the Company had elected to account for employee stock options using the intrinsic value method under APB 25and provided, as required by SFAS 123, pro forma footnote disclosures of net loss as if a fair value based method of accounting had been applied.

The Company adopted 123R in accordance with the modified prospective application and has not restated the consolidated financial statements prior to 2006 for the possible impact of 123R. The table

VIPER NETWORKS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 3 -	SIGNIFICANT ACCOUNTING POLICIES (continued)

h. Stock-based Compensation (continued)

below reflects the pro forma net loss and net loss per share for the three months and nine months ended September 30, 2005 deducting $61,508 and $184,525 in compensation costs for fair value of employee stock options, respectively.

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Net loss:
As reported	$(2,043,757)	$(3,343,635)
Pro forma	$(2,105,265)	$(3,528,160)

Basic loss per share:
As reported	$(0.02)	$(0.03)
Pro forma	$(0.02)	$(0.03)

During the nine months ended September 30, 2006 the Company recognized $131,332 for the fair value of employee stock options. The Company estimated the fair value of each option grant at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the years ended December 31, 2005 and 2004; no dividend yield, expected volatility of 103.2% and 200.7%, risk-free interest rates of 4.36% and 4.43%, and expected lives of 10.0 and 10.0 years, respectively. No options were granted during 2006.

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

k. Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). The provisions of SFAS 155 will be effective for all financial instruments acquired, issued, or subject to a re-measurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period, for that fiscal year. SFAS 155 amends FASB SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). SFAS 155 resolves issues addressed in SFAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets”. This Statement: a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133, c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and e) amends SFAS 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Company is currently evaluating the impact of adopting SFAS 155.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 156”). An entity shall adopt this Statement as of the beginning of its first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The effective date of this Statement is the date that an entity adopts the requirements of this Statement. SFAS 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing

VIPER NETWORKS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 3 -	SIGNIFICANT ACCOUNTING POLICIES (continued)

k. Recent Accounting Pronouncements (continued)

liabilities. This Statement: a) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations, b) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, c) permits an entity to choose between two subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities, d) at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under SFAS No. 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value, and e) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. The Company is currently evaluating the impact of adopting SFAS 156.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The Company is currently evaluating the impact of adopting SFAS 157.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 provides different effective dates for the recognition and related disclosure provisions and for the required change to a fiscal year-end measurement date. Also, the effective date of the recognition and disclosure provisions differs for an employer that is an issuer of publicly traded equity securities from one that is not. For purposes of this Statement, an employer is deemed to have publicly traded equity securities if any of the following conditions is met: a) the employer has issued equity securities that trade in a public market, which may be either a stock exchange (domestic or foreign) or an over-the-counter market, including securities quoted only locally or regionally, b) the employer has made a filing with a regulatory agency in preparation for the sale of any class of equity securities in a public market, or c) the employer is controlled by an entity covered by (a) or (b). An employer with publicly traded equity securities shall initially apply the requirement to recognize the funded status of a benefit plan and the disclosure requirements as of the end of the fiscal year ending after December 15, 2006. Application as of the end of an earlier fiscal year is encouraged; however, early application shall be for all of an employer’s benefit plans. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position (paragraphs 5, 6, and 9) shall be effective for fiscal years ending after December 15, 2008, and shall not be applied retrospectively. Earlier application is encouraged; however, early application shall be for all of an employer’s benefit plans. An employer with publicly traded equity securities shall initially apply the requirement to recognize the funded status of a benefit plan (paragraph 4) and the disclosure requirements (paragraph 7) as of

VIPER NETWORKS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 3 -	SIGNIFICANT ACCOUNTING POLICIES (continued)

k. Recent Accounting Pronouncements (continued)

end of the fiscal year ending after December 15, 2006. The Company is currently evaluating the impact of adopting SFAS 158.

NOTE 4 -	GOING CONCERN

The Company’s condensed consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred a loss from inception on September 14, 2000 through September 30, 2006, resulting in an accumulated deficit of $20,102,907 at September 30, 2006, that raises doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

The accompanying unaudited condensed consolidated financial statements as of September 30, 2006, along with the Report of Independent Registered Public Accounting Firm dated November 16, 2006 have been restated as of March 2, 2007.

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

VIPER NETWORKS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 6 -	RESTATEMENT (continued)

The following is a summary of the effects of the restatement:

Condensed Consolidated Balance Sheet
	September 30, 2006 (Unaudited)	December 31, 2005
Additional paid-in capital:
As originally reported	$15,760,265	$12,662,966
Effect of restatement	3,957,896	2,129,925
As restated	$19,718,161	$14,792,891

Accumulated deficit:
As originally reported	$(16,145,011)	$(13,054,628)
Effect of restatement	(3,957,896)	(2,189,925)
As restated	$(20,102,907)	$(15,244,553)

Condensed Consolidated Statements of Operations (Unaudited)
	Three Months Ended September 30,
	2006	2005
Total operating expenses:
As originally reported	$665,758	$246,800
Effect of restatement	43,777	-
As restated	$709,535	$246,800

Total other income (expenses):
As originally reported	$(37,303)	$221,668
Effect of restatement	(272,843)	(2,052,696)
As restated	$(310,146)	$(1,831,028)

Net loss:
As originally reported	$(631,617)	$8,940
Effect of restatement	(316,619)	(2,052,697)
As restated	$(948,236)	$(2,043,757)

	Nine Months Ended September 30,
	2006	2005
Total operating expenses:
As originally reported	$3,452,310	$1,653,692
Effect of restatement	131,332	-
As restated	$3,583,642	$1,653,692

VIPER NETWORKS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 6 -	RESTATEMENT (continued)

Condensed Consolidated Statements of Operations (Unaudited)
	Nine Months Ended September 30,
	2006	2005
Total other income (expenses):
As originally reported	$162,821	$167,197
Effect of restatement	(1,636,638)	(2,052,696)
As restated	$(1,473,817)	$(1,885,500)

Net loss:
As originally reported	$(3,090,381)	$(1,290,938)
Effect of restatement	(1,767,962)	(2,052,697)
As restated	$(4,858,343)	$(3,343,635)

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

RESULTS OF OPERATIONS

Organization of Business; Presentation of Results

The Company provides VoIP communication products and services both to consumer and wholesale customers. Through our consumer operations we sell third-party hardware products directly and indirectly to consumer end users (both residential and commercial) that enable these customers to place VoIP telephone calls over our networks and 2) services are based on i) individual prepaid customer accounts and their ability to purchase additional prepaid calling time through our automated, on-line system and ii) residential monthly fixed rate calling plans with excess and/or out of plan minutes billed in arrears (“Consumer Operations”). We also provide software which enables call origination, account management, call routing and billing so that per-call revenue can be calculated and charged to the customers’ 1) prepaid account or ii) billed in arrears (for fixed-rate customers for calls outside their allotted calling territories). Through our wholesale activity we both buy and sell network capacity to and from other VoIP providers for specific destinations around the world (“Wholesale Operations”). Thus, we attempt to better utilize the capacity in our network by selling unused capacity to competitors, and expand our termination footprint by contracting for the termination of our customer’s calls to destinations where we do not have our own servers. Our Wholesale Operations were born from the activities in our acquisitions of Mid-Atlantic and Adoria.

Comparison of Three Month period ended September 30, 2006 and September 30, 2005

During the three months ended September 30, 2006, the Company recorded $659,879 in Net revenues. This was a -$272,588 decrease (-29.2%) compared to the three months ended September 30, 2005 when we recorded $932,467 in Net revenue. The decrease in Net revenues consisted of a -$26,475 (-15.6%) decrease in Consumer Operations revenue and a -$246,113 (-32.2%) decrease in Wholesale Operations revenue. The decrease in revenue from Wholesale Operations included a quarterly decrease of -$138,695 (-21.4%) from the former Adoria operations (in which revenues were restricted by cash flow limitations) and a quarterly decrease of -$107,418 (-93.3%) from the former Mid-Atlantic operations (the result of an intentional shift in emphasis away this business).

During the three months ended September 30, 2006, the Company’s Gross margin increased by 109.7% to $71,445 (compared to $34,071 in the same quarter in 2005). This resulted in a Gross margin of 10.8% (compared to a Gross margin of 3.7% in same quarter in 2005). Consumer Operations Gross margins in the quarter were 23.8% (Gross profit of $33,905 on revenues of $142,732); in the same period during 2005 Consumer Operations Gross margins were -30.9% (Gross loss of -$52,286 on Net revenues of $169,208). The large improvement is primarily the result of a large (approximately $44,000) billing error in the third quarter of 2005 that had the effect of decreasing Gross margin from about -5% to -30.9% in that quarter. On a year-to-date basis, excluding this billing error, Consumers Operations’ Gross margin fell from approximately 9% in 2005 to 7.6% in 2006. This decrease is attributed to additional terminating costs from our efforts to improve call quality. For our Wholesale Operations, quarterly Gross margin diminished to 7.3% (Gross margin of $37,540 on Revenues of $517,146) from 11.3% in the same quarter of 2005 (Gross margin of $86,356 on Revenues of 763,260). The lower Gross margins in Wholesale Operations resulted from increased competitive pressures on revenue and from our inability to exploit more profitable opportunities that typically require longer cash carrying periods, which was not possible given our cash limitations. The Company expects these trends to continue for the remainder of the year.

During the three months ended September 30, 2006 the Company incurred $707,730 in General and administrative (“G&A”) expenses. This was a 187.1% increase compared to the three months ended September 30, 2005 when we incurred $246,511 in G&A expenses.  However, in the third quarter of 2005 there occurred two one-time events that significantly decreased G&A expenses: a one-time recovery resulting from the rescission of the equity swap agreement (+$104,514); and, a one-time recovery from the rescission of previously booked management bonuses (+$600,000). Excluding these events, G&A expenses in the third quarter of 2005 would have been $951,025. Also excluding these one-time third quarter, 2005 events, our G&A expenses in the current quarter would represent a decrease of -$243,295, or -25.6%.

Consumer Operations (including corporate overhead) G&A expenses in the three months ended September 30, 2006 were $578,984 (406% of Consumer Operations revenues); during the same period in 2005 Consumer Operations G&A expenses were $536 (0% of Consumer Operations revenues). However, all of the previously discussed one-time events were included in Consumer Operations’ third quarter, 2005 results. Excluding these one-time events, Consumers Operations G&A expenses would have been a decrease of -$126,066 from the third quarter of 2005 (-17,9%) and Consumers Operations’ G&A expenses as a percent of Consumer Operations revenues (406%) would have been a minor improvement compared to the third quarter, 2005 (416% of revenues). The improvement in Consumer Operations G&A expenses resulted from management changes implemented during the third and fourth quarters of 2005. Wholesale Operations G&A expenses also decreased by -47.7% to $128,746 in the third quarter of 2006 (25% of Wholesale Operations revenues) from $245,974 in the same period in 2005 (32% of Wholesale Operations revenues). Overall, General and administrative expenses were primarily made up of wages and salaries, business consulting services, office expenses, fees and costs incurred for legal and accounting services, and other administrative costs.

During the three months ended September 30, 2006 the Company had Bad debt expense of $1,806 (in the same quarter of 2005 we had $289 in Bad debt expense).

These factors led to a Loss from operations in the three months ended September 30, 2006 of -$638,091. Excluding the one-time events noted above, the Loss from operations for the quarter ended September 30, 2005 would have been -$917,243. In that event, the Loss from operations would have represented an improvement of $279,152 (the result of reduced G&A expenses in the current quarter).

During the three months ended September 30, 2006, we recognized an aggregate loss of -$33,060 on the sale of marketable securities, compared to a gain of $265,440 in the third quarter of 2005 (the gain in 2005 resulted from the sale (transfer) of NextPhase Wireless, Inc. (“NextPhase”) common stock in the public market (145,000 shares) and private transactions in payment for services (1,421,500 shares)). The -$33,060 loss in the current quarter was the result of: 1) a $77,429 gain on the sale of 811,900 shares of NextPhase common stock in exchange for services rendered; 2) a gain of $78,665 from the sale of 540,000 shares of NextPhase common stock for cash; and, 3) a loss of $189,154 from the repurchase of 1,301,500 shares of NextPhase common stock pursuant to unit subscription agreements with certain investors in August, 2005. In accordance with the terms of those agreements, each investor had the right to - and did - exchange their previously purchased NextPhase stock for Viper common stock. The company previously recognized a $189,154 gain on the sale of the NextPhase stock during August 2005, that gain was reversed in the current quarter when the investors elected to exchange their NextPhase purchases.

During the three months ended September 30, 2006 we incurred Interest expense of $274,773 compared to $2,096,477 in Interest expense during the three months ended September 30, 2005. The decrease in Interest expense was due to 1) borrowings from related parties and short term debt that was converted into common stock of the Company ($1,931 in the 2006 third quarter compared to $43,780 in 2005) and 2) non-cash expense for interest-in-kind from the potential beneficial conversion feature of the August 2005 unsecured notes issued as part of management’s Mutual Release and Restructuring Agreement ($272,842 in the 2006 third quarter compared to $2,052,697 in 2005).

As a result, during the three months ended September 30, 2006 we had a Net loss of -$948,236 compared to the three months ended September 30, 2005, when we had a Net loss of $2,043,757 (an positive change of $1,095,521 or 53%%). As noted above the positive change was primarily due to the reduction of interest-in-kind from the potential beneficial conversion feature of the August 2005 unsecured notes offset by several one-time events that occurred in the third quarter of 2005. Our Consumer Operations experienced a Net loss of -$854,710 (-599% of Consumer Operations revenues), an positive change of $991,133 compared the same quarter in 2005 when Consumer Operations had a Net loss of -$1,845,842. Our Wholesale Operations experienced a Net loss of -$93,527 (-18.1% of Wholesale Operations revenues), an improvement of $104,388 compared to the -$197,915 Net loss for the same period in 2005 (-25.9% of Wholesale Operations revenues).

Basic loss per share for the three months ended September 30, 2006 was -$0.00 compared to the three months ended September 30, 2005, when we had a Basic loss per share of -$0.02. During the three months ended September 30, 2006, the Company had 255,319,861 Weighted average shares outstanding. By comparison, this was an increase of 124,840,569 shares compared to the three months ended September 30, 2005 when the Company had 130,479,292 Weighted average shares outstanding.

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

During the three months ended September 30, 2006, the Company sold 811,900 shares of NextPhase in private transactions for the payment of services (valued at $77,429). In addition, the company realized $78,665 from the sale of 540,000 shares of NextPhase in private transactions. During the quarter the Company reacquired 1,301,500 shares of NextPhase common stock as noted previously under “Results of Operations”. As of September 30, 2006 the Company holds 1,051,534 shares of NextPhase common stock.

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

The Company recognizes revenues and the related costs for voice, data and other services along with product sales when persuasive evidence of an arrangement exists, delivery and acceptance has occurred or service has been rendered, the price is fixed or determinable, and collection of the resulting receivable is reasonably assured, in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104 “Revenue Recognition in financial Statements”. Service revenue from monthly and per minute fee agreements is recognized gross, consistent with Emerging Issues Task Force (“EITF”) No. 99-19 “Reporting Revenues Gross as a Principal Versus Net as an Agent”, as the Company is the primary obligor in its transaction, has all credit risk, maintains all risk and rewards, and established pricing. . Combined product and service agreements are allocated consistent with EITF No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables” with the multiple deliverables divided into separate units of accounting. Revenue is allocated among the separate units of accounting based on the relative fair value of the hardware (product) and minutes of calling time (service) based on published pricing. Support and maintenance sales are recognized over the contract term. Amounts invoiced or collected in advance of product delivery or providing services are recorded as a deferred revenue liability.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). The provisions of SFAS 155 will be effective for all financial instruments acquired, issued, or subject to a re-measurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period, for that fiscal year. SFAS 155 amends FASB SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). SFAS 155 resolves issues addressed in SFAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets”. This Statement: a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133, c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and e) amends SFAS 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Company is currently evaluating the impact of adopting SFAS 155.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 156”). An entity shall adopt this Statement as of the beginning of its first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The effective date of this Statement is the date that an entity adopts the requirements of this Statement. SFAS 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement: a) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations, b) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, c) permits an entity to choose between two subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities, d) at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under SFAS No. 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value, and e) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. The Company is currently evaluating the impact of adopting SFAS 156.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The Company is currently evaluating the impact of adopting SFAS 157.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 provides different effective dates for the recognition and related disclosure provisions and for the required change to a fiscal year-end measurement date. Also, the effective date of the recognition and disclosure provisions differs for an employer that is an issuer of publicly traded equity securities from one that is not. For purposes of this Statement, an employer is deemed to have publicly traded equity securities if any of the following conditions is met: a) the employer has issued equity securities that trade in a public market, which may be either a stock exchange (domestic or foreign) or an over-the-counter market, including securities quoted only locally or regionally, b) the employer has made a filing with a regulatory agency in preparation for the sale of any class of equity securities in a public market, or c) the employer is controlled by an entity covered by (a) or (b). An employer with publicly traded equity securities shall initially apply the requirement to recognize the funded status of a benefit plan and the disclosure requirements as of the end of the fiscal year ending after December 15, 2006. Application as of the end of an earlier fiscal year is encouraged; however, early application shall be for all of an employer’s benefit plans. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position (paragraphs 5, 6, and 9) shall be effective for fiscal years ending after December 15, 2008, and shall not be applied retrospectively. Earlier application is encouraged; however, early application shall be for all of an employer’s benefit plans. An employer with publicly traded equity securities shall initially apply the requirement to recognize the funded status of a benefit plan (paragraph 4) and the disclosure requirements (paragraph 7) as of the end of the fiscal year ending after December 15, 2006. The Company is currently evaluating the impact of adopting SFAS 158.

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

1. Continued Operating Losses & Early-Stage Company.
The Company has incurred $4,858,343 in losses during the nine months ending September 30, 2006 and cumulative losses of $20,102,907 since the Company’s inception. The Company is an early-stage company and may well incur significant additional losses in the future as well and there can be no assurance that the Company will be successful or that it will be profitable in the future.

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

13. Flaws in Technology and Systems.
While we believe that our VoIP serve network offers a high level of system integrity, flaws in our technology and Y systems may arise which may create disruptions and other outages. Software and hardware malfunctions or problems with our network may arise. In addition, “hacker attacks” can occur from the Internet. As a result, if the reliability of our services is adversely perceived by our customers, we may have difficulty ion attracting and retaining customers and our reputation may suffer.

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

As requested by the Company, the Superior Court stayed the California cases and referred the California and Utah causes of action to binding arbitration (as stipulated in the April 25, 2003 agreement). The Final Award, issued June 29, 2006, rescinded the agreement between the parties, entitling Viper to the return of all 2,750,000 shares (2,500,000 shares plus the subsequent 10% stock dividend) of its Common Stock previously issued to Greenland and entitling Greenland to the return of the 2,000,000 shares of its common stock held by the Company. The $25,000 of cash consideration paid by Viper is retained by Greenland. The Company’s transfer agent has canceled the 2,750,000 shares of Common Stock. In addition, Greenland’s cross compliant was denied and any other, if any, claims between the parties not specifically addressed in the Final Award were denied. In addition, Viper was awarded a portion of its attorneys fess and its arbitration costs and is evaluating the possibility of collection, if any, on this cash portion of the Final Award. However, given Greenland’s previous disclosure of an IRS Tax Lien on their assets the probability of collection appears small.

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

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORMS 8-K

(a). The following Exhibits are attached:

EXHIBIT NUMBER	DESCRIPTION

4.5 *#	Certificate Of Designation, Series A Preferred Stock
23.1 *	Auditor’s Consent
31.1 *	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *	Certification Pursuant to Title 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 *	Certification Pursuant to Title 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
* Filed herewith.
*# Previously filed with Form 10-QSB and incorporated herein by reference.

(b). The Company filed the following Reports on Form 8-K during the nine months ended September 30, 2006:

DATE	DESCRIPTION

August 9, 2006	Unregistered sale of equity securities, changes in control of registrant, and regulation FD disclosure
August 11, 2006	Change in registrant’s certifying accountant
August 15, 2006	Amendment to August 11, 2006 change in registrant’s certifying accountant
October 27, 2006	Entry into a material definitive agreement, completion of acquisition of assets, and unregistered sale of equity securities

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