Form 10KSB/A
period 2005-12-31
VIPER NETWORKS INC
filed 2007-08-06
CIK 1133192

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

Explanatory Note

Viper Networks, Inc. (the “Company”) is filing this amendment to its Annual Report on Form 10-KSB for the year ended December 31, 2005 (the “Amendment”) to expand disclosures in response to comments issued by and discussions with the Securities and Exchange Commission (the “SEC”) and to provide exhibits 10.21, 10.22, 10.23, and 21.1.  The revised document (items 1 – Description of Business (Business of the Company); 3 – Legal Proceedings, 5 – Market for Common Equity and Related Stockholder Matters; 6 – Managements’ Discussion and Analysis of Financial Condition and Results of Operations; and 8A – Controls and Procedures) and revised Notes to the Consolidated Financial Statements address comments issued by and discussions with the SEC as relates to the Company’s Forms 10-KSB for the year ended December 31, 2005, and 10-QSB for the quarters ended March 31, 2006 and June 30, 2006.

Any reference to facts and circumstances at a “current” date refer to such facts and circumstances as of such original filing date of the Annual Report on Form 10-KSB.

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

With these changes, the Company re-focused its attention on providing internet telephony services, the development of an infrastructure for providing services to its Web-based customers (the "Graphic User Interface") and, eventually, the construction of Voice over Internet Protocol ("VoIP") network for business, institutions, and Internet Service Providers ("ISPs").  The Company’s management team and Board of Directors determined that the goals for use of the Mexico property purchased from Tri-National and construction of telecommunications facilities to service the Hills of Bajamar resort were not within the Company’s capabilities.  Since consideration for the agreement (documented title to the Mexico property) has never been received the Company does not believe it is the owner of the Land and accordingly considers the agreement to be null and void.

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

Our gateways are located as follows: four in Brazil, one in El Salvador, one in Egypt, one in Ghana, one in India, one in Israel, one in Lebanon, one in Saudi Arabia, one in Sri Lanka, one in the United Kingdom, six in Western Europe, two in Eastern Europe.  No individual gateway is deemed to represent a material investment of the Company’s resources.  Developing countries are generally less economically and politically stable than are industrialized countries; business interactions with some countries may be unilaterally restricted by the U.S. government in furtherance of the war on terror or the interests to curb human rights violations.  The Company has developed alternate route strategies should existing network facilities become compromised (and will abandon routes that are in conflict with U.S. national interests.

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

Industry Background

Voice over Internet Protocol (“VoIP”) technology converts voice (telephone calls) into data packets, transmits the packets over data networks, and reconverts them back into voice at its final destination. Data networks, such as the internet have always utilized data packet technology to transmit information between two communicating devices (such as sending an email between two computers). The most common protocol used for communicating on these packet switched networks is internet protocol, or IP. VoIP allows for the transmission of voice along with other data over these same packet switched networks, and provides an alternative to traditional telephone networks.

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

From the beginning the Company targeted international VoIP calls.  This in part dictated the characteristics of the network, hardware and software we adopted.  Although broadband internet connections have become commonplace in the U.S., they still represent only 45 million subscribers in the U.S. and 179 million worldwide – or 17 % of all internet subscribers (http://www.morganstanley.com/institutional/techresearch/pdfs/GSB112005.pdf).  With ‘dial-up’ connections so prevalent in the Company’s target market (international calls), this mandated the Company design and implement its network such that it provides VoIP over low-speed internet connections.  Most competitors – including Vonage and the offerings of AOL, Yahoo, MSN, and the internet cable companies – do not currently have the capability to offer VoIP over a dialup internet connection.

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

     Voice on Data Networks

Voice on the Internet or Voice over Internet Protocol (“VoIP”) consists of both traditional and enhanced voice and fax services between ordinary phones and the addition of interactive voice capability to computers, web sites and e-mail.  Voice on the Internet serves both the extensive market of existing phone users and the expanding market of computer users.  We believe data networks provide lower cost than the traditional telephone network and are better suited to deliver future enhanced services to both phone users and computer users.  Moreover, the internet is the most cost-effective data network for transmitting any type of data worldwide, including voice.

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

911 and E911 Services.  On November 12, 2004 the FCC released the “Vonage Order” which, among other things, ruled that providers of ‘interconnected VoIP services’ must provide 911/E911 capability to their customers.  The FCC, in a prior Notice, adopted four criteria to determine if 911/E911 regulations would be imposed on a service provider: 1). Real-time, 2-way switched voice services, interconnected with the public switched network, are provided; 2). Customers have a reasonable expectation of access to 911/E911; 3). The provided service competes with traditional CMRS or wireline local exchange service; and, 4) it is technically and operationally feasible to support E911.  On June 3, 2005 the Commission released the VoIP 911 Order adopting rules that require interconnected VoIP providers to provide their new and existing subscribers with 911 service no later than

November 28, 2005.  VoIP service providers were required to also file, not later than November 28, 2005, a Certification Letter commenting on the steps taken to satisfy the requirements of the ‘VoIP Order’ and the status of implementation measures.  On September 27, 2005 the FCC indicated it would not pursue enforcement of any service provider who achieved compliance with at least 90% of its subscribers.  In a November 7, 2005 letter the FCC softened its stance further, indicating service providers who failed to comply need not terminate their service, but should refrain from marketing their service to new customers in areas where they did not provide 911/E911 capability.  The Company has not filed a Certification Letter, and does not make available 911/E911 service other than to new customers who purchase DID (“Direct In Dial”) telephone numbers (numbers assigned in conformity with the North American Numbering Plan, NAMP).

No definitive ruling exists on whether or not the type of service currently provided by the Company constitutes an ‘interconnected VoIP Service’ if the customer does not have a DID number.  The Company believes it is in compliance with the VoIP 911 Order if it provides 911/E911 capability only to customers with DID numbers and files applicable certification documents; however, it is possible the FCC could rule otherwise.  We anticipate additional regulation and government imposed requirements on the Company’s operations in the future.

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

5. Outstanding Debt and Stock Purchase Warrants to Current and Former Management.
In August of 2005, we entered into agreements with certain of our current and former officers and directors.  Under the terms of these agreements, these individuals returned an aggregate of 16,500,000 shares of our common stock previously awarded as bonuses in connection with their prior employment with the Company and in exchange, we issued an aggregate of 16,500,000 common stock purchase warrants. In addition, the existing short term unsecured promissory notes with these officers were amended to include certain unpaid salaries, benefits, previous salary deferrals, and unpaid expenses within the existing notes. The warrants grant the holder the right to purchase our common stock at an exercise price of $0.25 per share and the warrants do not expire until August 26, 2009. In February of 2006, the short term unsecured promissory notes were exchanged for unsecured twelve month convertible promissory notes with variable interest equal to the greater of the monthly market yield on 1-year constant maturity U.S. Treasury securities or the noteholders cost of funds.  Each of the notes, at the option of each noteholder, are convertible, in whole or part, into shares of the Company’s common stock at a percentage of the preceding 52-week low trading range of the Company’s publicly traded common stock price. While the Company believed at the time the issuance of the warrants and the exchange of the notes served to support the Company’s plans, the terms of the notes and the warrants may limit the ability to raise additional capital. Further, while the transactions involve the return of shares previously issued in connection with the Company’s payment of employment bonuses and unpaid accrued salaries, the Company did not undertake any evaluation of whether the transactions do not expose the Company to potential claims under the California Labor Code and other state employment rules and regulations.

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

23. Control.
Our current officers and directors directly and indirectly hold an aggregate of 6,193,333 shares of the Company’s common stock (before including any shares issuable upon exercise of any options, warrants, or the conversion of certain convertible promissory notes issued on February 9, 2006).  This represents approximately 4.1% of the Company’s total outstanding shares as of December 31, 2005 and thereby allows the Company’s officers and directors to retain significant influence over the Company.  Further and due to our limited financial resources, in the past we have issued our common stock and granted common stock purchase options to our officers and directors in lieu of paying cash compensation and we anticipate that we may need to continue this practice in the future.  This may further limit the ability of stockholders

24. Prior Filing of Form 10-SB.
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

As requested, by the Company, the Superior Court stayed the California cases and referred the California and Utah cases to binding arbitration.  Subsequently on February 10, 2006, the Arbitrator issued an interim award, which remains pending.  The Company believes the interim award would, in essence, restore the Company and Greenland to the position that each had prior to entering into the Agreement.  If the interim award becomes the final decision, the Company will seek to regain 2,500,000 shares previously issued to Greenland and the Company may seek additional claims (for attorney’s fees and other disbursements).

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

In August 2005, the Company’s officers, as part of management’s Mutual Release and Restructuring Agreement, returned all bonuses previously paid in the form of Common Stock in exchange for an equal amount of common stock purchase warrants at a price of $0.25 (expiration August 26, 2009).  In addition, the existing short term unsecured promissory notes with these officers were amended to include certain unpaid salaries, benefits, previous salary deferrals, and unpaid expenses within the existing notes.  A total of 16,500,000 shares of the Company’s Common Stock were returned as treasury stock by the following officers:
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

All of these shares were originally valued at $0.0364 per share (adjusted for the September 2004 10% stock dividend) and charged against income during 2004 ($360,000) and 2003 ($240,000).  All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933 without the use of an underwriter or NASD registered broker-dealer; no commissions were incurred by the Company in connection with the transaction. The purchasers were each Accredited investors as defined in Rule 501 of Regulation D of the Securities Act of 1933.  The purchasers were provided with, or given access to, information about the Company and the offering, including, but not limited to, the Company’s financial statements, business plan, articles of incorporation, by-laws, a description of how the proceeds were to be used, and additional information to assist them in understanding the merits and risks of the investment.  The purchasers were further provided the opportunity to ask questions of the Company’s officers and directors and receive answers to their questions.  The purchasers were informed the securities purchased were restricted securities and they may have to hold them for an indefinite period of time.

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
* Approved by security holders

ITEM 6.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Basis Of Discussion And Analysis

The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America.  The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures of contingent liabilities.  On an ongoing basis, management evaluates its estimates, including, but not limited to, those related to bad debts, product returns, warranties, inventory reserves, long-lived assets, income taxes, litigation, and other contingencies.  Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Although, we believe our judgments and estimates are appropriate, actual future results may be different; if different assumptions or conditions were to prevail, the results could be materially different from our reported results.  If actual results significantly differ from management's estimates, the Company's financial condition and results of operations could be materially impaired.

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

Comparison of Fiscal Year Ending December 31, 2005 and Fiscal Year Ending December 31, 2004

During the fiscal year ending December 31, 2005 (“Fiscal 2005”), we recorded $3,482,549 as Net revenues. This compares to the fiscal year ending December 31, 2004 ("Fiscal 2004") when we recorded $4,612,783 as net revenue.  Net revenues of Consumer Operations grew approximately 190%, increasing from $222,941 in 2004 to $646,375 in 2005.  This increase was the result of increased market acceptance of the Company’s VoIP products and services.  Wholesale Operations Net revenues (on a consolidated basis) decreased from $4,389,843 to $2,836,175, or approximately 35%.  Both the former Adoria and Mid-Atlantic operations saw revenue decreases, though that for the Mid-Atlantic operations (-69%) was much more significant than that for the Adoria operations (-15%).  The decrease in Mid-Atlantic revenues was the result of a redirection in staff efforts away from Mid-Atlantic’s wholesale business and toward the testing and quality management of Consumer Operations products and services.  The decrease in Adoria revenues resulted from limitations imposed by cash shortages that proved insufficient to support prior revenue levels.

During Fiscal 2005, our Cost of revenues was $3,136,285 which resulted in a gross margin as a percentage of net sales revenues of approximately 10%. This compares to Fiscal 2004 where our Cost of revenues was $4,108,185 which resulted in a gross margin percentage of net sales revenues was approximately 11%.  Consumer Operations Cost of revenues as a percentage of net sales revenues decreased from 117% in 2004 to 97% in 2005, the result of improved purchasing efficiencies associated with the larger sales volumes in 2005.  Wholesale Operations Cost of revenues as a percentage of revenues increased from 88% to 89%, the result of lower margins in the Adoria operation (which represented a much higher percentage of Wholesale Operations revenues in 2005 compared to 2004).  Competitive conditions, product and sales mix, and technology trends impacted our gross margin in both of these years.  Net revenues and Cost of revenues resulted in gross margins as a percentage of sales diminishing from 11% in 2004 to 10% in 2005 (Consumer Operations margins improved from -17% to 3% while Wholesale Operations margins decreased from 11% to 10%, respectively).

During Fiscal 2005 we incurred $2,810,055 in General and administrative expenses.  This compares to Fiscal 2004 when we incurred $3,660,801 in General and administrative expenses.  General and administrative expenses as a percent of Net revenues decreased for the Consumer Operations (1,207% in 2004; 274% in 2005) and decreased on an absolute basis by 34%.  However, General and administrative expenses as a percent of revenues increased for the Wholesale Operations (22% in 2004; 37% in 2005) and increased on an absolute basis by 7%.  The improvement in Consumer Operations was due to better absorption of marketing expenses in 2005 as revenues increased and the reversal of $600,000 in executive bonuses paid in the Company’s common stock in prior years ($360,000 and $240,000 during 2004 and 2003, respectively) and returned by the executives in Fiscal 2005.  The adverse change in Wholesale Operations was the result of both decreased revenues in the Mid-Atlantic operation coupled with increased expenses there.  Overall, General and administrative expenses were primarily made up of wages and salaries, office expenses, fees and costs incurred for legal and accounting services, and other administrative costs.

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

During Fiscal 2005 we had $392,034 in Realized gain on marketable securities from the sale of NextPhase Wireless, Inc. (“NextPhase”) shares held by the Company compared to a Fiscal 2004 gain of $15,761.  In addition, in Fiscal 2005 we had Interest expense of $128,412 compared to $73,060 in Fiscal 2004.  The increase in Interest expense in 2005 occurred from increased loans from related parties.

As a result, during Fiscal 2005 we had a Net loss of $1,929,685 compared to Fiscal 2004 when we had a Net loss of $7,964,192.  The improvement in Net loss was predominantly within Consumer Operations (the 2004 Net loss of $7,465,493 improved to a Net loss of $1,171,885).  The operating loss in Wholesale Operations increased from $498,699 (11% of revenues) in 2004 to $757,800 (27% of revenues) in 2005.  The improvement in Net loss from Fiscal 2004 to Fiscal 2005 is the result of the discussions above, notable from the benefit of reduced Impairment of purchased intangibles ($3,121,138), reduced Impairment of purchased assets ($1,707,316), returned executive bonuses paid in the Company’s common stock ($960,000), and increased Realized gain on marketable securities (NextPhase) ($376,273).

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

Liquidity and Capital Resources

At December 31, 2005, we had $33,430 in cash, down 29% from 2004 ($46,945). At the same time, we had $119,039 in net accounts receivable (compared to $121,948 in 2004), $74,959 in inventories (compared to $72,020 in 2004), and $194,874 in Other current assets (compared to $194,874 in 2004) for $426,301 in Total current assets (a 38% increase from 2004 Current assets of $305,248).  We expect inventory needs to grow in proportion to product sales growth; cash will be negatively impacted by this need.  Net fixed assets decreased 64% from $497,226 in 2004 to $179,640 in 2005.  Total assets decreased 41% from $1,273,848 in 2004 to $755,482 in 2005.

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

Net Working Capital as of December 31, 2005 was negative -$1,045,643 compared to negative -$911,527 at the same time in 2004, a decrease of 15%.  Total assets less Liabilities decreased between the end of 2004 and 2005 from negative -$34,478 to negative -$716,461 – a decrease of $681,983.

During Fiscal 2005, cash flows from operations was negative -$1,551,430; comprised of negative -$1,195,744 for Consumer Operations and negative -$355,606 for Wholesale Operations.  These cash requirements were funded in part from the sale of NextPhase common stock, loans from shareholders, and the sale of the Company’s common stock.  The Company anticipates that it will consume cash within Consumer Operations as revenues increase, products are added to inventories, and we implement our business plan.  In addition, Wholesale Operations will consume cash as it competes against lower gross margins and it supports implementation of our business plan.   We can not be assured that we will continue to obtain funds from these or any other sources to meet our need for additional capital resources.

Overall, our liquidity and access to capital is very limited.  We have not received any commitment for additional financing and given the size of our company, we may be limited to 1) loans and other cash infusions from officers, directors, existing stockholders, and persons affiliated or associated with one or more of them or 2) the sale of the Company’s investment in NextPhase Wireless, Inc. subject to the occurrence of future events as noted below.  If we are to implement our business plan, we will need to raise significant amounts of additional capital and during the period ending December 31, 2005 we had not received any commitment that any such additional financing would be forthcoming or, if could be obtained, that it can be obtained on reasonable terms in light of our circumstances at that time. In addition, if any financing should be obtained, existing shareholders will likely incur substantial, immediate, and permanent dilution of their existing investment.

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

During the period ending December 31, 2005, the Company sold 219,499 shares of NextPhase in the public market and 1,759,576 shares in private transactions.  Aggregate proceeds from these sales equaled $290,611.  In addition, the Company sold 122,192 shares of NextPhase in a private transaction for payment of $30,548 in debt.  On December 31, 2005 the Company holds 1,898,733 shares of NextPhase common stock

The term “restricted” refers to common stock represented by certificate(s) that have not been registered under the Securities Act of 1933, as amended (the “Act”), or under certain state securities laws.  No public sale or transfer of these shares may be made in the absence of (a) an effective registration statement under the Act or (b) an opinion of counsel acceptable to the issuing company that registration under the Act or under applicable state securities laws is not required (an exemption) in connection with such proposed sale or transfer.  An exemption is typically limited to i) stock owned for a minimum of twelve months and ii) a maximum number of shares to be offered for sale, during any rolling three month period, limited to 1% of the issuing company’s total number of shares issued and outstanding.

The Company has been cash negative since inception, and is not expected to become cash neutral or cash positive until revenues grow significantly in the VoIP operation (at the earliest, by the end of 2006).  Until this time, the Company will depend on outside cash sources – mainly new equity sales.  Cash on hand as of December 31, 2005 is insufficient to support the needs of the Company for more than a very short period of time.  To support operational needs and to implement it’s business plan the Company will need to raise significant additional capital; without such additional capital the Company cannot grow or continue as it is currently constituted.  As of December 31, 2005, the Company expects that it will need at least $2,000,000 to cover its anticipated operating expenses for the twelve month period thereafter.   Of this, approximately 60% is for projected salary and payroll related expenses, 13% for projected lease and facility related expenses, and 11% for projected professional services expenses.

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

Goodwill represents the excess of the cost of businesses acquired over the fair value of the identifiable net assets at the date of acquisition.  Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful lives are not amortized, but instead are evaluated for impairment annually and if events or changes in circumstances indicate that the carrying amount may be impaired per Statement of Financial Accounting Standards, (“SFAS”) No.142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  An impairment loss would generally be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit.  The estimated fair value is determined using a discounted cash flow analysis.  SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).

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

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4”.  This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  Paragraph 5 of ARB 43, Chapter 4, previously stated that “… under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges…” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.”  In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  The provisions of this Statement will be effective for the Company beginning with its fiscal year ending November 30, 2006.  Management believes that the adoption of this Statement will not have any immediate material impact on the Company.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”).  This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements.  The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees.  The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions.  The Statement replaces SFAS No. 123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees”.  The provisions of this Statement will be effective for the Company beginning with its fiscal year ending December 31, 2006.  The Company believes that the implementation of this standard will not have a material impact on its financial position, results of operations or cash flows.

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

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections: a Replacement of Accounting Principles Board Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). SFAS 154 requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so or another methodology is required by the standard. Retrospective application refers to the application of a different accounting principle to previously issued financial statements as if that principle had always been used. SFAS 154's retrospective application requirement replaces APB No. 20's ("Accounting Changes") requirement to recognize most voluntary changes in accounting principle by including in net income (loss) of the period of the change the cumulative effect of changing to the new accounting principle. This statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. SFAS 154 also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The requirements are effective for accounting changes made in fiscal years beginning after December 15, 2005 and will only impact the consolidated financial statements in periods in which a change in accounting principle is made.  The Company does not expect that the adoption of SFAS 154 in the first quarter of fiscal 2006 will have a material impact on its results of operations and financial condition.

In November 2005, the FASB issued FASB Staff Position FSP 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment. The Company expects to adopt FSP 115-1 effective for the quarter beginning January 1, 2006, and the adoption is not expected to have a material impact on our results of operations or financial condition.

ITEM 7.     FINANCIAL STATEMENTS

The consolidated financial statements and related financial information required to be filed hereunder are indexed on page F-1 of this report and are incorporated herein by reference.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUTANTS

None.

ITEM 8A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report, as to there effectiveness to record, process, summarize, and report on a timely basis.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures, taken as a whole, are effective in recording, processing, summarizing and reporting information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, except that such controls and procedures are not effective to ensure that the reports that it files or submits under the Exchange Act are on a timely basis nor that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is communicated to the Company’s management, as appropriate, to allow for timely decisions regarding required disclosure.

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

Ronald G. Weaver, age 62, is Chairman of the Board of Directors and Director of the Company and has been a member of the Board since June 2003.  From 1999 to 2002, Mr. Weaver served as Chief Operating Officer of Digital Services Group, Inc. where he created a multi-year business plan while directing overall revenue growth of 47% in China and Taiwan and in Europe and Latin America. From 1997 to 1999, Mr. Weaver served as Vice President of World Wide Sales of Global VoIP Sound. From 1994 to 1997, Mr. Weaver served as Vice President of World Wide Sales and Marketing at Franklin Telecom where he created turnkey VoIP sales systems for Latin America, Europe, Asia, and the Pacific Rim and opened up nine new telecom markets and established the NATO satellite communications services backbone. From 1984 to 1997, Mr. Weaver served as National Distribution Sales Manager at Panasonic AOG.  From 1980 to 1984, Mr. Weaver served as National Sales and Marketing Manager at Western Digital. Mr. Weaver received his Bachelor of Arts (degree) in Business Administration and Economics from the University of California at Los Angeles (1973), completed studies at New Mexico State University in Organizational Psychology (1975), completed studies in French at California State University (1988), and completed studies at MSU in Russian.

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

ITEM 10.     EXECUTIVE COMPENSATION

The Company's Board of Directors has authorized the compensation of its officers with the following annual cash salaries:

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long-Term Compensation

Awards Payouts

Name and Principal Position (a)	Year (b)	Salary ($)(c)	Bonus ($)(d)	Other Annual Compen- sation(1) ($)(e)	Restricted Stock Awards(2) (s)($)(f)	Securities Underlying Options/ SARs (#)(g)	LTIP Payouts ($)(h)	All Other Compen- sation(3) ($)(i)

Ronald G. Weaver, Chairman(4)	2003 2004 2005	$ 13,846 $ 140,885 $ 109,269	$ 0 $ 0 $ 0	$ 0 $ 9,000 $10,527	$ 80,000 $ 80,000 $ 0	750,000 0 0	$ 0 $ 0 $ 0	$ 0 $ 0 $ 389
John L. Castiglione, V.P. Marketing, Treasurer, and Director(5)	2003 2004 2005	$ 13,846 $140,885 $100,038	$ 0 $ 0 $ 0	$ 0 $ 9,000 $ 7,332	$167,875 $ 80,000 $ 0	250,000 0 0	$ 0 $ 0 $ 0	$ 0 $ 0 $ 4,246
Farid Shouekani, President, CEO and Director (6)	2003 2004 2005	$ 24,000 $120,000 $120,000	$ 0 $ 0 $ 0	$ 1,831 $ 8,787 $ 7,930	$ 0 $80,000 $ 0	250,000 0 0	$ 0 $ 0 $ 0	$ 0 $ 0 $74,570
Jason A. Sunstein, V.P. Finance, Secretary & Director(7)	2003 2004 2005	$ 13,846 $140,885 $100,038	$ 0 $ 0 $ 0	$ 0 $ 9,000 $ 7,534	$167,875 $ 80,000 $ 0	250,000 0 0	$ 0 $ 0 $ 0	$ 0 $ 0 $ 4,187
Paul E. Atkiss, CFO & Director (8)	2003 2004 2005	$ 0 $ 75,077 $100,000	$ 0 $ 0 $ 0	$ 0 $ 0 $ 1,058	$ 0 $ 76,750 $120,750	0 1,000,000 4,000,000	$ 0	$ 0 $ 0 $ 181
James R. Balestraci Chief of International Wholesale Operations & Director (9)	2003 2004 2005	$ 0 $132,353 $120,000	$ 0 $ 0 $ 0	$ 0 $ 0 $20,928	$ 0 $ 40,000 $ 0	0 0 1,150,000	$ 0 $ 0 $ 0	$ 0 $ 6,753 $ 765

All Directors as a Group (6 persons)	2003 2004 2005	$ 65,538 $750,085 $649,346	$ 0 $ 0 $ 0	$ 1,831 $35,787 $53,309	$415,750 $436,750 $120,750	1,500,000 1,000,000 5,150,000	$ 0 $ 0 $ 0	$ 0 $ 6,753 $84,337

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

(4)	Mr. Weaver became an officer of the Company in July 2003 and resigned as an officer in August 2005.
(5)	Mr. Castiglione resigned as an officer and director of the Company in August 2005.
(6)	Mr. Shouekani became an officer of the Company in October 2003.
(7)	Mr. Sunstein resigned as an officer and director of the Company in August 2005.
(8)	Mr. Atkiss became an officer and Director of the Company in June 2004.
(9)	Mr. Balestraci became an officer of the Company in January 2004 and resigned in January 2005.

The Company does not currently compensate its Directors for their services as directors.  The Board of Directors includes only one independent director Ronald G. Weaver  as of December 31, 2005  Such Directors will be added as needed and at the same time such directors are appointed or elected, the Company may institute a system of compensation either in the form of attendance fees or option awards.

With respect to cash salaries, the Company may change or increase salaries as the Company's profits and cash flow allow.  The amount of any increase in salaries and compensation for existing officers has not been determined at this time and the number and dollar amount to be paid to additional management staff that will likely be employed has not been determined.

OPTION/SAR GRANTS IN 2005 FISCAL YEAR
(Fiscal Year Individual Grants)
Name (a)	No. of Securities Underlying Options/SARs Granted (#) (b)	Percent of Total Options/ SARs Granted to Employees in Fiscal Year (c)	Exercise of Base Price ($/Sh) (d)	Expiration Date (e)

Ronald G. Weaver, Chairman	4,400,000 (1)	20.23%	$0.25	August 26, 2009
Farid Shouekani, CEO & Director	2,200,000 (1)	10.11%	$0.25	August 26, 2009
Paul E. Atkiss, CFO	4,000,000 (2)	18.39%	$0.20	January 31, 2015
James R. Balestraci, Former V.P.	1,150,000 (2) 1,100,000 (1)	5.29% 5.06%	$0.20 $0.25	January 31, 2015 August 26, 2009
John L. Castiglione, Former Treasurer and Director	4,400,000 (1)	20.23%	0.25	August 26, 2009
Jason A. Sunstein, Former V.P. Finance and Secretary	4,400,000 (1)	20.23%	$0.25	August 26, 2009

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

There were 200,000 options exercised during the 2005 fiscal year and 4,400,000 unvested options were forfeited upon the resignation of officers.

A summary of Executive and Officer option holdings as of December 31, 2005 are shown below:

SUMMARY - EXECUTIVE OPTION HOLDINGS, 12/31/05

	Outstanding	In the Money

Name	as of	Shares	Exercise	Market
	12/31/05		Cost	Value*

Ron Weaver	750,000	500,000	$17,000	$47,500
Farid Shouekani	250,000	0	$ 0	$ 0
Paul Atkiss	5,000,000	0	$ 0	$ 0
TOTAL	6,000,000	500,000	$17,000	$47,500

* At the 12/31/05 closing price of $0.095

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

(2)
Percentages are based on 151,048,582 shares outstanding on December 31, 2005 and an aggregate of 12,600,000 shares purchasable upon exercise of certain Common Stock Purchase Options and Warrants granted to the Company’s officers and directors, including 10,600,000 granted in fiscal 2005.  The amounts and percentages shown include the effect of the exercise of: (a) an option to purchase 5,150,000 common shares held by Ronald G. Weaver, (b) an option to purchase 2,450,000 shares held by Mr. Farid Shouekani, (c) an option to purchase 5,000,000 shares held by Mr. Paul E. Atkiss, and do not include the effect of the conversion of certain unsecured promissory notes - $71,832 issued to Mr. Weaver and $380,276 issued to Mr. Shouekani pursuant to the “Bonus Return Agreements” as described elsewhere in this Form 10-KSB. (See “Option/SAR Grants in Last Fiscal Year” table shown above).

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

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following Exhibits are attached or incorporated by reference, as stated below.

3.1	Articles of Incorporation of Tinglefoot Mining, Inc., Utah 2-28-83*
3.1(a)	Articles of Amendment to Articles of Incorporation of Tinglefoot Mining, Inc., 11-22-95*
3.1(b)	Articles of Amendment to Articles of Incorporation of Mexico Investment Corporation, 2-22-96*
3.1(c)	Articles of Amendment to the Articles of Incorporation of Baja Pacific International, Inc., 4-30-98*
3.1(d)	Amendment to the Articles of Incorporation of Taig Ventures, Inc., 1-11-01*
3.1(e)	Articles of Incorporation for Coliance Communications, Inc.#*
3.1(f)	Articles of Incorporation for Mid-Atlantic International, Inc.#*
3.1(g)	Articles of Organization for Adoria Communications, LLC#**
3.1(h)	Articles of Incorporation of Viper Networks, Inc., Nevada 5-18-05##[as 3(i)]
3.3	By-Laws for Bylaws for Viper Networks, Inc., Utah*
3.3(a)	Bylaws for Coliance Communications, Inc. #*
3.3(b)	Bylaws for Mid-Atlantic International, Inc. #*
3.3(c)	Bylaws for Viper Networks, Inc., Nevada##[as 3(ii)]
4.0	Specimen Common Stock certificate*
4.1	Specimen Mutual Release and Restructuring Agreement###(8-26-05)
4.2	Specimen Warrant Agreement###(8-26-05)
4.3	Specimen Revolving Promissory Note###(8-26-05)
10.1	Securities Purchase Agreement and Plan of Reorganization (between Taig Ventures, Inc. and Viper Networks, Inc), 11-15-00*
10.2	Viper Networks, Inc. 2000 Equity Incentive Plan, 12-29-00*
10.3	Employment Agreement (Wray), 10-31-00*
10.4	Employment Agreement (Castiglione), 10-31-00*
10.5	Employment Agreement (Sunstein), 10-31-00*

10.6	Agreement of Purchase and Sale of Assets (between Taig Ventures, Inc. and Tri-National Development Corporation), 4-30-98*
10.7	Addendum to the Agreement of Purchase and Sale of Assets (between Viper Networks, Inc. and Tri-National Development Corporation), 11-15-00*
10.8	Settlement Agreement And General Release of Claims (between Viper Networks, Inc. and Tri-National Development Corporation), 6-30-01*
10.9	Month-to-Month Industrial Lease, 8-26-00**
10.10	Employee Compensation Fund and Plan, 3-1-05***
10.11	Asset Purchase Agreement (between Viper Networks, Inc. and ePhone, Inc.), 5-20-03***
10.12	Month-to-Month Industrial Lease, 8-26-02***
10.13	Securities Purchase Agreement (between Viper Networks, Inc. and PC Mailbox, Inc.), 11-19-02***
10.14	Citi Capital lease, 12-14-00*
10.15	Citi Capital lease, 3-8-01*
10.16	Securities Merger Agreement (between Viper Networks, Inc. and Mid-Atlantic International, Inc.), 10-15-03#*[as 10.11]
10.17	Amendment to Securities Merger Agreement (between Viper Networks, Inc. and Mid-Atlantic International, Inc.), 1-20-04#*[as 10.12]
10.18	Securities Merger Agreement (between Viper Networks, Inc. and Adoria Communications, LLC), 1-30-04#**[as 10.13]
10.19	Push to Talk Services Reseller Billing Direct Agreement with ITXC, Inc., 8-14-01 #**[as 10.14]
10.21	Securities Purchase Agreement (between Viper Networks, Inc. and Coliance Communications, LLC for 40% interest), 6-16-03
10.22	Securities Purchase Agreement (between Viper Networks, Inc. and Coliance Communications, LLC for additional 60% interest), 7-16-03
10.23	Asset Purchase Agreement (between Viper Networks, Inc. and Young’s Environmental Solutions, LLC for 50% interest), 8-21-03
10.24	Settlement Agreement (between Viper Networks, Inc., Young’s Environmental Solutions, LLC, Young’s Environmental Solutions, Inc., and Stephen D. Young), 1-27-05###(2-1-05)
10.25	Employment Agreement (Sinnar), 3-5-05###(3-14-05)
14	Code of business Conduct and Ethics#**
21.1	Subsidiaries of Viper Networks, Inc.
23.1	Consent of Independent Accountants, Armando C. Ibarra, C.P.A., P.C.
31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Title 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Title 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Previously filed with Form 10-SB, 10-SB-Amendment No. 1, or 10-SB-Amendment No. 2 and incorporated herein by reference.
**Previously filed with 2001 Form 10-KSB and incorporated herein by reference.
***Previously filed with 2002 Form 10-KSB and incorporated by reference herein.
#*Previously filed with 2003 Form 10-KSB and incorporated by reference herein.
#**Previously filed with 2004 Form 10-KSB, 10-KSB Amendment No. 1, or 10-KSB Amendment No. 2 and incorporated by reference herein.
##Previously filed with March 31, 2005 Form 10-QSB and incorporated by reference herein.
###Previously filed with Form 8-K and incorporated by reference herein.

(b)	The Company filed the following Reports on Form 8-K during the year ending December 31, 2005:

- Form 8K January 27, 2005, amended February 4, 7, and 15, 2005
- Form 8K February 4, 2005
- Form 8K February 17, 2005
- Form 8K March 14, 2005
- Form 8K March 16, 2005
- Form 8K August 22, 2005
- Form 8K September 2, 2005

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The anticipated aggregate fees to Armando C. Ibarra, CPA, P.C., for professional services rendered for the audit of the Company’s annual consolidated financial statements for the fiscal year ended December 31, 2005 and for the reviews of the consolidated financial statements included in the Company’s Quarterly Reports on Form 10-QSB for that fiscal year are estimated at $50,000.  The aggregate fees to Armando C. Ibarra, CPA, P.C., for professional services rendered for the audit of the Company’s annual consolidated financial statements for the fiscal year ended December 31, 2004 and for the reviews of the consolidated financial statements included in the Company’s Quarterly Reports on Form 10-QSB for that fiscal year were $20,000.  Audit related services generally include fees for accounting consultations, business acquisitions, and work related thereto.  No audit-related fees for assurance and related services were billed by or paid to Armando C. Ibarra, CPA, P.C. in 2004 or in 2005.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Viper Networks, Inc.

By: /s/ Farid Shouekani Farid Shouekani Chief Executive Officer	Date: August 6, 2007

By: /s/ Paul E. Atkiss Paul E. Atkiss Chief Financial Officer/Principal Accounting Officer	Date: August 6, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Farid Shouekani Farid Shouekani Chief Executive Officer & Director	Date: August 6, 2007

By: /s/ Paul E. Atkiss Paul E. Atkiss Chief Financial Officer, Secretary & Director	Date: August 6, 2007

By: /s/ Ronald G. Weaver Ronald G. Weaver Chief Executive Officer & Director	Date: August 6, 2007

A	C	I	ARMANDO C. IBARRA Certified Public Accountants A Professional Corporation

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

/s/ Armando C. Ibarra
ARMANDO C. IBARRA, CPA May 25, 2006 Chula Vista, Ca. 91910

VIPER NETWORKS, INC. AND SUBSIDIARIES
Consolidated Balance Sheet

December 31,
2005

ASSETS
Current assets:
Cash	$33,430
Short-term investments	4,000
Accounts receivable, net of allowance for doubtful accounts and sales returns (Note 4)	119,039
Inventories (Note 4)	74,959
Other current assets (Note 4)	194,874
Total current assets	426,301

Property and equipment, net (Note 4)	179,640
Goodwill (Note 5)	149,541
Total assets	$755,482

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$589,918
Accrued liabilities (Note 4)	84,492
Loans from related party (Note 7)	460,052
Taxes payable	3,749
Deferred revenues (Note 4)	185,293
Short term debt	148,438
Total current liabilities	1,471,943

Commitments and Contingencies (Note 9)	-

Stockholders’ equity (deficit):
Preferred stock: authorized 10,100,000 shares at $0.001 par value, -0- shares issuedand outstanding (Note 10)	-
Common stock: 250,000,000 shares authorized of $0.001 par value, 151,048,582 shares issued and outstanding	151,049
Additional paid-in capital	12,602,966
Unearned stock-based compensation	(113,694)
Treasury Stock	(223,028)
Accumulated deficit	(13,054,628)
Accumulated comprehensive loss	(79,125)
Total stockholders’ equity (deficit)	(716,461)
Total liabilities and stockholders’ equity (deficit)	$755,482

The accompanying notes are an integral part of these consolidated financial statements.

VIPER NETWORKS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Year Ended December 31,
	2005	2004

Net Revenues	$3,482,549	$4,612,783
Cost of revenues	3,136,285	4,108,185
Gross Margin	346,265	504,598

Operating Expenses
General and administrative	2,810,055	3,660,801
Bad debt (recovery) expense	26,845	83,712
Equity loss from unconsolidated subsidiaries	46,329	181,067
Impairment of purchased intangibles	275,000	3,396,138
(Gain on sale) impairment of purchased assets	(615,216)	1,092,100
Total Operating Expenses	2,543,012	8,413,818

Gain (Loss) from operations	(2,196,748)	(7,909,220)

Other income (expenses)
Realized gain on marketable securities	392,034	15,761
Interest expense	(128,412)	(73,060)
Other income (expense)	3,441	2,327
Total other income (expenses)	267,063	(54,972)

Net loss	$(1,929,685)	$(7,964,192)

Basic loss per share	$(0.01)	$(0.08)

Weighted average number of shares outstanding	130,766,267	101,961,298

The accompanying notes are an integral part of these consolidated financial statements.

VIPER NETWORKS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

			Additional	Stock	Unearned			Other	Total Stockholders’
	Common Stock		Paid-In	Subscriptions	Stock-based	Treasury	Accumulated	Comprehensive	Equity
	Shares	Amount	Capital	Receivable	Compensation	Stock	Deficit	Loss	(Deficit)

Balance, December 31, 2003	78,796,146	$78,796	$3,901,379	$(125,000)	$(324,548)	$-	$(3,160,751)	$(48,018)	$321,858

Issuance of common stock for cash	14,244,836	14,245	2,127,218	-	-	-	-	-	2,141,463
Issuance of common stock for services received	12,113,382	12,113	908,048	-	-	-	-	-	920,162
Issuance of common stock loan interest	-	-	-	-	-	-	-	-	-
Issuance of common stock for acquisition	4,500,000	4,500	4,090,000	-	-	-	-	-	4,094,500
Conversion of notes payable and interest	646,322	646	201,327	-	-	-	-	-	201,973
Issuance of common stock for stock dividend	10,632,213	10,632	(10,632)	-	-	-	-	-	-
Employee Compensation Fund	290,000	290	213,645	-	-	-	-	-	213,935
Stock-based compensation	-	-	(5,299)	-	71,230	-	-	-	65,931
Comprehensive loss	-	-	-	-	-	-	-	(30,107)	(30,107)
Net Loss for the year ended December 31, 2004	-	-	-	-	-	-	(7,964,192)	-	(7,964,192)
Balance, December 31, 2004	121,222,899	121,223	11,425,685	(125,000)	(253,318)	-	(11,124,943)	(78,125)	(34,478)

Issuance of common stock for cash	29,185,475	29,185	1,179,036	125,000	-	-	-	-	1,333,221
Issuance of common stock for services received	(10,386,811)	(10,387)	148,576	-	-	-	-	-	138,189
Cancellation of common stock upon recision of notes payable	(554,283)	(554)	(150,614)						(151,168)
Conversion of Notes payable and interest	12,094,140	12,094	491,523	-	-	-	-	-	503,617
Cancellation of common stock for settlement and termination of acquisition	(1,375,000)	(1,375)	(636,125)	-	-	-	-	-	(637,500)
Issuance of common stock for cashless exercise ofwarrants and options	862,162	862	229,566	-	-	(223,028)	-	-	7,400
Stock-based compensation	-	-	(84,681)	-	139,624	-	-	-	54,943
Comprehensive loss	-	-	-	-	-	-	-	(1,000)	(1,000)
Net Loss for the year ended December 31, 2005	-	-	-	-	-	-	(1,929,685)	-	(1,929,685)
Balance, December 31, 2005	151,048,582	$151,049	$12,602,966	$-	$(113,694)	$(223,028)	$(13,054,628)	$(79,125)	$(716,461)

The accompanying notes are an integral part of these consolidated financial statements.

VIPER NETWORKS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2005	2004

Cash flows from operating activities:
Net loss	$(1,929,684)	$(7,964,192)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	285,763	291,549
Allowance for doubtful accounts and sales returns	(20,062)	76,272
Allowance for inventory obsolescence	31,175	-
Allowance for warranty returns	2,000	-
Amortization of stock-based compensation	54,943	65,931
Amortization of stock-based interest	-	19,944
Loss on sale of property and equipment	26,314	-
Equity loss from unconsolidated subsidiaries, net of cash contributions	32,115	181,067
Impairment of purchased intangibles	275,000	3,396,138
Impairment of purchased assets	(615,216)	1,092,100
Stock based compensation	(76,961)	948,163
Interest accrual	106,832	(1,446)
(Gain) on sale of marketable securities	(392,034)	(15,761)
Changes in assets and liabilities:
Accounts receivable	31,522	(52,736)
Inventories	(34,114)	(72,020)
Prepaid expenses	(7,323)	739
Other current assets	(18,505)	(35,039)
Accounts payable	247,285	240,061
Accrued liabilities	345,204	22,268
Taxes payable	1,126	(885)
Deferred revenues	103,190	79,625
Net cash used in operating activities	(1,551,430)	(1,728,222)

Cash flows from investing activities:
Acquisition, net of cash acquired	-	(757,091)
Purchases of property and equipment	(19,858)	(182,594)
Proceeds from sale of property and equipment	22,995	1,750
Proceeds from the sales of marketable securities	290,611	3,306
Net cash provided by (used in) investing activities	293,748	(934,629)

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

f. Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of businesses acquired over the fair value of the identifiable net assets at the date of acquisition.  Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful lives are not amortized, but instead are evaluated for impairment annually and if events or changes in circumstances indicate that the carrying amount may be impaired per Statement of Financial Accounting Standards (“SFAS”) No.142 “Goodwill and Other Intangible Assets” (“SFAS 142”).  An impairment loss would generally be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit.  The estimated fair value is determined using a discounted cash flow analysis.  SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).

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

h. Revenue recognition (continued)

maintains all risk and rewards, and establishes pricing.  Combined product and service agreements are allocated consistent with EITF No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables” with the multiple deliverables divided into separate units of accounting.  Revenue is allocated among the separate units of accounting based on the relative fair value of the hardware (product) and minutes of calling time (service) based on published pricing.   Support and maintenance sales are recognized over the contract term.  Amounts invoiced or collected in advance of product delivery or providing services are recorded as a deferred revenue liability.

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

i. Stock-based compensation

SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), provides for the use of a fair value based method of accounting for stock-based compensation.  However, SFAS 123 allows the measurement of compensation cost for stock options granted to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), which only requires charges to compensation expense for the excess, if any, of the fair value of the underlying stock at the date a stock option is granted (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock.  The Company has elected to account for employee stock options using the intrinsic value method under APB 25.  By making that election, the Company is required by SFAS 123 to provide pro forma disclosures of net loss as if a fair value based method of accounting had been applied.

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

i. Stock-based compensation (continued)

statements of operations.  The value of these shares was determined based upon over the counter closing prices.  Additionally during the year ended December 31, 2005, the Company recognized a $600,000 benefit relating to the return of stock previously granted to Officers of $360,000 and $240,000 during the years ended December 31, 2004 and 2003, respectively.

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

l. Concentrations of Risk (continued)

political climate in Mexico in which the Company plans to sell lots for residential development and build a communications facility could adversely affect the Company’s business.  Operations may be affected in varying degrees by government regulations with respect to development restrictions, price controls, export controls, income and other taxes, expropriation of property, maintenance of claims, environmental legislation, labor, welfare, benefit policies, land use, land claims of local residents, water use and mine safety.  The effect of these factors cannot be accurately predicted

m. New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4”.  This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  Paragraph 5 of ARB 43, Chapter 4, previously stated that “… under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges…” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.”  In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  The provisions of this Statement will be effective for the Company beginning with its fiscal year ending November 30, 2006.  Management believes that the adoption of this Statement will not have any immediate material impact on the Company.

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

m. New Accounting Pronouncements (continued)

In March 2005, the SEC issued SAB No. 107 which provides guidance regarding the interaction of SFAS 123R and certain SEC rules and regulations.  The new guidance includes the SEC’s view on the valuation of share-based payment arrangements for public companies and may simplify some of SFAS 123R‘s implementation challenges for registrants and enhance the information investors receive.

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

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections: a Replacement of Accounting Principles Board Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). SFAS 154 requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so or another methodology is required by the standard. Retrospective application refers to the application of a different accounting principle to previously issued financial statements as if that principle had always been used. SFAS 154's retrospective application requirement replaces APB No. 20's ("Accounting Changes") requirement to recognize most voluntary changes in accounting principle by including in net income (loss) of the period of the change the cumulative effect of changing to the new accounting principle. This statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. SFAS 154 also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The requirements are effective for accounting changes made in fiscal years beginning after December 15, 2005 and will only impact the consolidated financial statements in periods in which a change in accounting principle is made.  The Company does not expect that the adoption of SFAS 154 in the first quarter of fiscal 2006 will have a material impact on its results of operations and financial condition.

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

In June, 2005 SII (the other 50% member of Brasil LLC), Brasil LLC, and the Company reached a settlement agreement and release to terminate the Company’s 50% ownership in Brasil LLC arising from a disagreement between SII and the Company over responsibility for operating cash calls, the management of, and the operation of Brasil LLC.  The Company assigned its 50% interest in Brasil LLC to SII, and SII returning to the Company 1,375,000 shares of the Company’s Common Stock previously issued to them as part of the original purchase price paid for the Brasil LLC acquisition (inclusive of the Company’s subsequent 10% stock dividend).  The aggregate value of the Company’s Common Stock returned ($637,500) was allocated as follows: 1) $7,566 to open accounts receivable; 2) $14,718 to zero out the remaining book investment in unconsolidated businesses; and, 3) $615,216 as a gain on the disposal of the purchased assets.  At December 31, 2005 the Company had no equity investment in Brasil LLC.

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

During Fiscal 2005, certain of the Company’s shareholders advanced the Company $371,873 under short term unsecured promissory notes.  At December 31, 2005, outstanding advances plus accrued interest from these shareholders were $556,068.

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

During August 2005, as part of management’s Mutual Release and Restructuring Agreement, the short term unsecured promissory notes were amended to include certain unpaid salaries, benefits, previous salary deferrals, and unpaid expenses within the loan and are included in the above outstanding balances at December 31, 2005.  The loans from Messrs Atkiss, Shouekani, and Weaver totaling $460,052 are classified on the balance sheet as loans from related party and the loans from the former employees Castiglione and Sunstein have been reclassified on the balance sheet as part of short term debt.

The terms of the unsecured Notes carried full payment of principal and accrued interest as of the end of the following fiscal year.  Interest on the Notes accrued at a rate equal to the Treasury Bills annual rate of interest announced monthly by the U.S. Government for one year Treasury Constant Maturities or at the lenders cost of funds rate.

During November 2005, Messrs Castiglione and Sunstein each converted $176,000 of their loan balance into 4,400,000 shares of the Company’s Common Stock.

On February 9, 2007, the Company exchanged certain short term unsecured promissory notes with current and former officers of the Company for unsecured twelve month convertible promissory notes with variable interest equal to the greater of the monthly market yield on 1-year constant maturity U.S. Treasury securities or the noteholders cost of funds.  Each of the notes, at the option of each noteholder, are convertible, in whole or part, into shares of the Company’s common stock at a percentage of the preceding 52-week low trading range of the Company’s publicly traded common stock price.  The potential beneficial conversion feature of the notes is recognized as debt discount and is accreted over the term of the notes as interest-in-kind.

Noteholder	Amount	Conversion Factor

John Castiglione	$59,100	100% of the 52-week low trading range
Farid Shouekani, President and CEO	380,276	50% of the 52-week low trading range
Jason Sunstein	36,916	100% of the 52-week low trading range
Ronald Weaver, Chairman	68,025	100% of the 52-week low trading range
	$532.481

VIPER NETWORKS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
As of December 31, 2005

NOTE 7 -	RELATED PARTY TRANSACTIONS (Continued)

Also during February 2006, Messrs Shouekani and Weaver converted their loan balances into 27,342,080 and 2,409,822 of the Company’s Common Stock, respectively.

NOTE 8 -	INCOME TAXES

Due to the Company’s net loss position from inception on September 14, 2000 to December 31, 2005, there was no provision for income taxes recorded.  The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate:

	Year ended December 31,
	2005	2004

Tax provision (benefit) at statutory rate	(35)%	(35)%
State tax, net of federal benefit	(4)%	(4)%
Permanent differences	7%	8%
Valuation allowance	32%	31%
	-%	-%

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

Had compensation cost for the Company’s stock-based compensation plan been determined based on the fair value at the grant dates for awards under those plans consistent with the method described in SFAS 123, the Company’s net loss would have been as follows:

	Year Ended December 31,
	2005	2004

Net loss:
As reported	$(1,929,685)	$(7,964,192)
Pro forma	$(2,186,875)	$(8,080,696)

Basic loss per share:
As reported	$(0.01)	$(0.08)
Pro forma	$(0.02)	$(0.08)

NOTE 13 -	SUBSEQUENT EVENTS

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

NOTE 14 -	AMENDMENT

The above footnotes to the audited consolidated financial statements as of December 31, 2005, have been updated to conform to expanded disclosures made within items 5, and 6 of this amended annual report on Form 10-KSB.

The changes include additional disclosures regarding; revenue recognition (footnote 1-h) and unsecured promissory notes (footnote 7).