Form 10QSB/A
period 2006-03-31
VIPER NETWORKS INC
filed 2007-08-07
CIK 1133192

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
FOR THE QUARTERLY PERIOD ENDED March 31, 2006

Explanatory Note

Viper Networks, Inc. (the “Company”) is filing this amendment to its Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006 (the “Amendment”) to expand disclosures and restate the Condensed Consolidated Financial Statements in response to comments issued by and discussions with the Securities and Exchange Commission (the “SEC”).  The restated financials (Item 1) and revised document (Item 2 - Managements’ Discussion and Analysis of Financial Condition and Results of Operations; Item 3 – Factors That May Affect Future Results; and Item 4 – Controls and Procedures) address comments issued by and discussions with the SEC as relates to the Company’s Forms 10-KSB for the year ended December 31, 2005, and 10-QSB for the quarters ended March 31, 2006 and June 30, 2006.

Any reference to facts and circumstances at a “current” date refer to such facts and circumstances as of such original filing date.

VIPER NETWORKS, INC.
FORM 10-QSB/A (Amendment No. 1) QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED March 31, 2006

TABLE OF CONTENTS (continued)

VIPER NETWORKS, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

ITEM 1 -	FINANCIAL STATEMENTS (UNAUDITED)

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

The unaudited condensed consolidated balance sheet of the Company as of March 31, 2006, and the related consolidated balance sheet of the Company as of December 31, 2005, which is derived from the Company's audited consolidated financial statements, the un-audited condensed consolidated statement of operations and cash flows for the three months ended March 31, 2006 and March 31, 2005 and the condensed consolidated statement of stockholders equity for the period of December 31, 2004 to March 31, 2006 are included in this document.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s most recently filed Form 10-KSB.

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

To the Board of Directors of
Viper Networks Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have reviewed the accompanying condensed consolidated balance sheet of Viper Networks, Inc. and Subsidiaries as of March 31, 2006, and the related condensed consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the three months then ended. These financial statements are the representation of the management of Viper Networks, Inc. and Subsidiaries

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

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

/s/ Chang G. Park, CPA
_____________________
CHANG G. PARK, CPA

August 3, 2007
Chula Vista, CA 91910

VIPER NETWORKS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2006	2005
	(Unaudited)

ASSETS
Current assets:
Cash	$356,718	$33,430
Short-term investments	5,400	4,000
Accounts receivable, net of allowance for doubtful accounts and sales returns	94,681	119,039
Inventories	73,003	74,959
Other current assets	196,914	194,874
Total current assets	726,717	426,301

Property and equipment, net	186,762	179,640
Goodwill	200	149,541
Total assets	$913,679	$755,482

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$425,926	589,918
Accrued liabilities	97,803	84,492
Loans from related party	-	460,052
Taxes payable	4,563	3,749
Deferred revenues	203,319	185,293
Short term debt, net of beneficial conversion discount	19,812	148,438
Total current liabilities	751,423	1,471,943

Commitments and Contingencies

Stockholders equity (deficit):
Preferred stock: authorized 10,100,000 shares of $0.001 par value, -0- shares issued and outstanding	-	-
Common stock: 250,000,000 shares authorized of $0.001 par value, 235,378,557 and 151,048,582 shares issued and outstanding as of March 31, 2006 and December 31, 2005	235,379	151,049
Additional paid-in capital	15,592,852	12,602,966
Unearned stock-based compensation	(104,567)	(113,694)
Treasury stock	(223,028)	(223,028)
Accumulated deficit	(15,260,654)	(13,054,628)
Accumulated comprehensive loss	(77,725)	(79,125)
Total stockholders’ equity (deficit)	162,256	(716,461)
Total liabilities and stockholders’ equity (deficit)	$913,679	$755,482

The referenced notes are an integral part of these condensed consolidated financial statements.

VIPER NETWORKS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2006	2005

Net Revenues	$470,545	$946,953
Cost of revenues	404,573	924,913
Gross Margin	65,972	22,040

Operating Expenses
General and administrative	1,790,441	840,588
Bad debt expense (recovery)	14,693	(26,833)
Equity loss from unconsolidated subsidiaries	-	46,560
Impairment of purchased intangibles	149,341	275,000
(Gain on sale) impairment of purchased assets	-	-
Total Operating Expenses	1,954,476	1,135,315

Loss from operations	(1,888,503)	(1,113,275)

Other income (expenses)
Realized gain on marketable securities	154,072	-
Interest expense	(472,530)	(14,553)
Other income (expense)	937	3
Total other income (expenses)	(317,521)	(14,550)

Net loss	$(2,206,024)	$(1,127,825)

Basic loss per share	$(0.01)	$(0.01)

Weighted average number of shares outstanding	166,072,285	123,650,390

The referenced notes are an integral part of these condensed consolidated financial statements.

VIPER NETWORKS, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (Unaudited)

									Total
	Common Stock		Additional	Stock	Unearned			Other	Stockholders’
	Shares	Amount	Paid-In Capital	Subscriptions Receivable	Stock-based Compensation	Treasury Stock	Accumulated Deficit	Comprehensive Loss	Equity (Deficit)

Balance, December 31, 2004	121,222,899	$121,223	$11,425,685	$(125,000)	$(253,318)	$-	$(11,124,943)	$(78,125)	$(34,478)

Issuance of common stock for cash	29,185,475	29,185	1,179,036	125,000	-	-	-	-	1,333,221
Issuance of common stock for services received	(10,386,811)	(10,387)	148,576	-	-	-	-	-	138,189
Cancellation of common stock upon recision of notes payable	(554,283)	(554)	(150,614)	-	-	-	-	-	(151,168)
Conversion of notes payable and interest	12,094,140	12,094	491,523	-	-	-	-	-	503,617
Cancellation of common stock for settlement and termination of acquisition	(1,375,000)	(1,375)	(636,125)	-	-	-	-	-	(637,500)
Issuance of common stock for cashless exercise of warrants and options	862,162	862	229,566	-	-	(223,028)	-	-	7,400
Stock-based compensation	-	-	(84,681)	-	139,624	-	-	-	54,943
Comprehensive loss	-	-	-	-	-	-	-	(1,000)	(1,000)
Net loss for the year ended December 31, 2005	-	-	-	-	-	-	(1,929,685)	-	(1,929,685)
Balance, December 31, 2005	151,048,582	151,049	12,602,966	-	(113,694)	(223,028)	(13,054,628)	(79,125)	(716,461)

Issuance of common stock for cash	17,897,500	17,898	601,589	-	-	-	-	-	619,486
Issuance of common stock for services received	33,825,167	33,825	1,344,923	-	-	-	-	-	1,378,749
Issuance of common stock for syndication fee	1,500,000	1,500	(1,500)	-	-	-	-	-	-
Conversion of notes payable and interest	31,107,308	31,107	461,973	-	-	-	-	-	493,080
Beneficial conversion of interest-in- kind on convertible notes	-	-	539,123	-	-	-	-	-	539,123
Stock-based compensation	-	-	43,778	-	9,127	-	-	-	52,905
Comprehensive gain	-	-	-	-	-	-	-	1,400	1,400
Net loss for quarter ended March 31, 2006	-	-	-	-	-	-	(2,206,024)	-	(2,206,024)
Balance, March 31, 2006	235,378,557	$235,379	$15,592,851	$-	$(104,567)	$(223,028)	$(15,260,653)	$(77,725)	$162,257

The referenced notes are an integral part of these condensed consolidated financial statements.

VIPER NETWORKS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2006	2005

Cash flows from operating activities:
Net loss	$(2,206,024)	$(1,127,824)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	47,326	79,455
Allowance for doubtful accounts and sales returns	7,799	(51,245)
Amortization of stock-based compensation	52,905	15,573
Beneficial conversion of interest-in-kind on convertible notes	452,161	-
Loss (gain) on sale of property and equipment	(6,812)	675
Impairment of purchased intangibles	149,341	275,000
Equity loss from unconsolidated subsidiaries	-	46,560
(Gain) on sale of marketable securities	(154,072)	-
Stock based compensation	1,384,725	40,045
Interest accrual	20,131	10,250
Changes in assets and liabilities:
Accounts receivable	38,804	21,923
Inventories	1,956	36,282
Prepaid expenses	1,458	61,894
Other current assets	(10,374)	1,873
Accounts payable	(111,356)	125,335
Accrued liabilities	16,965	24,776
Taxes payable	814	807
Deferred revenues	18,025	8,073
Net cash used in operating activities	(296,229)	(430,548)

Cash flows from investing activities:
Purchases of property and equipment	(57,636)	(1,086)
Proceeds from sale of property and equipment	10,000	8,700
Sales of marketable securities	80,089	-
Net cash used in investing activities	32,453	7,614

The referenced notes are an integral part of these condensed consolidated financial statements.

VIPER NETWORKS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2006	2005

Cash flows from financing activities:
Proceeds from issuance of common stock	619,486	454,000
Proceeds from shareholder loans	31,990	70,000
Repayments of shareholder loans	(55,411)	(35,595)
Repayments of convertible loans	(9,000)	(21,145)
Payments on capital lease obligations	-	(1,972)
Net cash provided by financing activities	587,065	465,287

Net increase in cash	323,288	42,353
Cash at the beginning of the period	33,430	46,957
Cash at the end of the period	$356,718	$89,310

Supplemental schedule of cash flow activities
Cash paid for:
Interest	$59	$5,449
Income taxes	$-	$800

Non-cash investing and financial activities:
Common stock issued in payment of services	$1,378,749	$351,504
Common stock issued in payment of convertible loans	$493,080	$(20,110)
Common stock issued in payment of syndication fees	$78,000	$-

The referenced notes are an integral part of these condensed consolidated financial statements.

VIPER NETWORKS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 1 -	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying March 31, 2006 condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2006 and 2005 and for all periods presented have been made. Certain information and Footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2005 audited consolidated financial statements. The results of operations for periods ended March 31, 2006 and 2005 are not necessarily indicative of the operating results for the full years.

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

g. Revenue Recognition

The Company recognizes revenues and the related costs for voice, data and other services along with product sales when persuasive evidence of an arrangement exists, delivery and acceptance has occurred or service has been rendered, the price is fixed or determinable, and collection of the resulting receivable is reasonably assured in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements”.  Service revenue from monthly and per minute fee agreements is recognized gross, consistent with Emerging Issues Task Force (EITF) No. 99-19, “Reporting Revenues Gross as a Principal Versus Net as an Agent”, as the Company is the primary obligor in its transaction, has all credit risk, maintains all risk and rewards, and establishes pricing.  Combined product and service agreements are allocated consistent with EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”

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

h. Stock-based Compensation (continued)

below reflects the pro forma net loss and net loss per share for the three months ended March 31, 2005 deducting $61,508 in compensation costs for fair value of employee stock options.

Three months ended March 31, 2005

Net loss:
As reported	$(1,127,825)
Pro forma	$(1,189,333)

Basic loss per share:
As reported	$(0.01)
Pro forma	$(0.01)

During the three months ended March 31, 2006 the Company recognized $43,777 for the fair value of employee stock options.  The Company estimated the fair value of each option grant at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the years ended December 31, 2005 and 2004; no dividend yield, expected volatility of 103.2% and 200.7%, risk-free interest rates of 4.36% and 4.43%, and expected lives of 10.0 and 10.0 years, respectively.  No options were granted during 2006.

During the three months ended March 31, 2006 and 2005, the Company recognized $1,333,898 and $26,226 and $50,646 and $53,721 of expense relating to the grant of common stock to non-employees and employees, respectively, for services which are included in the accompanying condensed consolidated statements of operations.  The value of these shares was determined based upon over the counter closing prices.

In accordance with the provisions of EITF No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments” the Company evaluates debt securities (“Debt”) for beneficial conversion features.  A beneficial conversation feature is present when the conversation price per share is less than the market value of the common stock at the commitment date.  The intrinsic value of the feature is then measured as the difference between the conversion price and the market value (the “Spread”) multiplied by the number of shares into which the Debt is convertible and is recorded as debt discount with an offsetting amount increasing additional paid-in-capital.  The debt discount is accreted to interest expense over the term of the Debt with any unamortized discount recognized as interest expense upon conversion of the Debt.  If a debt security contains terms that change upon the occurrence of a future event (i.e. conversion price equal to 52 week low trading low) the incremental intrinsic value is measured as the additional number of issuable shares multiplied by the commitment date market value and is recognized as additional debt discount with an offsetting amount increasing additional paid-in-capital upon the future events occurrence.  The total intrinsic value of the feature is limited to the proceeds allocated to the Debt instrument.

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

The Company’s condensed consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred a loss from inception on September 14, 2000 through March 31, 2006, resulting in an accumulated deficit of $15,260,654 at March 31, 2006, that raises doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

Noteholder	Amount	Conversion Factor

John Castiglione	$59,327	100% of the 52-week low trading range
Farid Shouekani, President and CEO	$367,812	50% of the 52-week low trading range
Jason Sunstein	$37,057	100% of the 52-week low trading range
Ronald Weaver, Chairman	$68,285	100% of the 52-week low trading range
	$532.481

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

On February 16, 2006, Ron Weaver and Farid Shouekani elected to convert the entire balance ($72,294) and $90,877of their convertible promissory notes into 2,409,822 and 4,190,178 shares of the Company’s Common Stock in accordance with the terms of the notes, respectively.  Also on February 16, 2006, Yale Wong was issued 1,355,406 shares of the Company’s Common Stock as full payment of his short term unsecured note ($40,662).

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

On March 1, 2006, Farid Shouekani elected to convert an additional $289,398.78 of his convertible promissory note into 23,151,902 shares of the Company’s Common Stock in accordance with the terms of the note.

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

The accompanying unaudited condensed consolidated financial statements as of March 31, 2006, have been restated as of August 7, 2007.

The restatement includes additional interest expense, debt discount, and disclosures regarding the beneficial conversion feature of unsecured convertible promissory notes (Balance Sheet, Statements of Operations, Statements of Stockholder’s Equity (Deficit), Statements of Cash Flows, and footnote 3-h and 5); compensation expense and disclosures regarding fair value of employee stock options (Statements of Operations, Statements of Stockholder’s Equity (Deficit), Statements of Cash Flows, and footnote 3-h); and revenue recognition disclosure (footnote 3-g).

The following is a summary of the effects of the restatement:

Condensed Consolidated Balance Sheets

	March 31, 2006 (Unaudited)	December 31, 2005

Additional paid-in capital:
As originally reported	$15,009,951	$12,602,966
Effect of restatement	582,901	-
As restated	$15,592,852	$12,602,966

Accumulated deficit:
As originally reported	$(14,764,715)	$(13,054,628)
Effect of restatement	(495,939)	-
As restated	$(15,260,654)	$(13,054,628)

VIPER NETWORKS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 6 -	RESTATEMENT (continued)

Condensed Consolidated Balance Sheets (continued)

	March 31, 2006 (Unaudited)	December 31, 2005

Total stockholders’ equity (deficit):
As originally reported	$75,294	$(716,461)
Effect of restatement	86,962	-
As restated	$162,256	$(716,461)

Condensed Consolidated Statements of Operations (Unaudited)
	Three Months Ended March 31,
	2006	2005

Total operating expenses:
As originally reported	$1,910,698	$1,102,968
Effect of restatement	43,778	32,347
As restated	$1,954,476	$1,135,315

Total other income (expenses):
As originally reported	$134,640	$(14,550)
Effect of restatement	(452,161)	-
As restated	$(317,521)	$(14,550)

Net loss:
As originally reported	$(1,710,086)	$(1,095,478)
Effect of restatement	(495,938)	(32,347)
As restated	$(2,206,024)	$(1,127,825)

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

Comparison of Three Month period Ended March 31, 2006 and March 31, 2005

During the three months ended March 31, 2006, the Company recorded $470,545 in Net revenues. This was a $476,408 decrease (-50%) compared to the three months ended March 31, 2005 when we recorded $946,953 in Net revenue.  The decrease in Net revenues consisted of a $26,080 (-16%) decrease in Consumer Operations and a $450,328 (-57%) decrease in Wholesale Operations.  The decrease in revenue from Wholesale Operations resulted from an intentional shift in emphasis away from the former Mid-Atlantic operations ($220,324 in the first Quarter of 2005 vs. $28,392 in the same three months of 2006), coupled with the curtailment of available business caused by cash flow restrictions.

During the three months ended March 31, 2006, the Company’s Cost of revenues (“COGS”) was $404,573, which resulted in a Gross margin (“GM”) as a percentage of Net revenues of approximately 14%. This compares to the three months ended March 31, 2005 when our COGS was $924,913, which resulted in a GM of approximately 2.3%.  Consumer Operations COGS in the first three months in 2005 was 85.3% of Net revenues ($138,870 vs. $162,816, respectively); in the same period during 2006 COGS increased to 90.6% for Consumer Operations activities ($123,879 COGS vs $136,736 Net revenues).  For our Wholesale Operations, COGS improved as we de-emphasized the former Mid-Atlantic operations which have traditionally seen tighter margins.  Wholesale Operations GM for the period improved from a 0.2% loss in 2005 (-$1,906) to a 15.9% Gross profit in 2006 ($53,115).  These factors resulted in a tripling of Gross Profit for the Company, improving from $22,040 in 2005 (2.3%) to $65,972 in 2006 (14%) for comparable periods.  The Company expects these trends to continue for the remainder of the year.

During the three months ended March 31, 2006 the Company incurred $1,790,441 in General and administrative (“G&A”) expenses. This compares to the three months ended March 31, 2005 when we incurred $840,588 in G&A expenses.  Consumer Operations (including corporate overhead) G&A expenses in the three months ended March 31, 2005 totaled $597,787 (367% compared to revenues of $162,816); during the same period in 2006 these expenses more than doubled to $1,603,190, or 1172% of Consumer Operations revenue.  The Company incurred a one-time non-cash charge of $1,273,398 for services by seven individuals to evaluate the Middle East market, develop a business plan, and establish distribution and support channels.  Excluding this non-cash charge Consumer Operations G&A expenses were reduced $267,995 or a 45% reduction from the same period in 2005.  Simultaneously, Wholesale Operations G&A expenses decreased by 23% from $242,801 in the first three months of 2005 (31% of revenues) to $187,251 in the same period in 2006 (56% of revenues).  These results led to an overall increase of 113% in G&A expenses for the first three months of 2006 compared to the same period in 2005.  Overall, G&A expenses were primarily made up of wages and salaries, business consulting services, office expenses, fees and costs incurred for legal and accounting services, and other administrative costs.

During the three months ended March 31, 2006 the Company had Bad debt expense of $14,693 compared to the three months ended March 31, 2005, when we had a recovery of $26,833 in Bad debt.  During the three months ended March 31, 2005 we recorded an Equity loss from unconsolidated subsidiaries of $46,560; there is no comparable activity in 2006 following the June 2005 settlement agreement and release which terminated the Company’s 50% ownership in the Brasil LLC venture.  In addition, during the three months ended March 31, 2006 we recorded a charge of $149,341 for Impairment of purchased intangibles compared to the three months ended March 31, 2005, when we recorded a charge of $275,000.  The Impairment of purchased intangibles recognized during the three months ended March 31, 2006 and 2005 resulted from the annual evaluation of purchased intangibles based on the discounted cash flow analysis of Mid-Atlantic ($94,341 and $244,000, respectively) and Adoria ($55,000 and $31,000, respectively).

During the three months ended March 31, 2006, we realized a Loss from operations of $1,888,503 compared to a Loss from operations of $1,113,275 during the three months ended March 31, 2005.  The adverse change of -$775,228, or 70% on a period-to-period basis, was due primarily to the non-cash General and administrative expenses discussed above offset in part by cash reductions in General and administrative expenses and improved Gross margin.

During the three months ended March 31, 2006, we recognized a $154,072 gain from the sale of 224,799 shares of NextPhase Wireless, Inc. (“NextPhase”) common stock to the public and 250,000 shares in private transactions in exchange for services.  This compares to the three months ended March 31, 2005 when we had no similar gains or loses.  During the three months ended March 31, 2006, we incurred Interest expense of $472,530 compared to $14,553 in Interest expense during the three months ended March 31, 2005.  The increase in Interest expense occurred from 1) $452,161 of non-cash expense for accreted interest-in-kind from the potential beneficial conversion feature (debt discount) of the February 2006 unsecured convertible notes and 2) increased borrowings from related parties.

As a result, during the three months ended March 31, 2006 we had a Net loss of $2,206,024 compared to the three months ended March 31, 2005, when we had a Net loss of $1,127,825 (an adverse change of $1,078,199).  Consumer Operations experienced a Net loss of $2,048,682 (1,498 % of revenues), an adverse change of $1,132,103 (or -124%) compared to a Net loss in the comparable period in 2005 of $916,579.  Wholesale Operations experienced a Net loss of $157,342 (47% of revenues), an improvement of $53,904 compared to the $211,246 Net loss for the same period in 2005 (27% of revenues).  The increase in Net loss during the three months ended March 31, 2006 compared to the three months ended March 31, 2005 is the result of the discussions above, notable from the benefit of improved Gross margin and the Realized gain on marketable securities (NextPhase) ($154,072) offset by increased General and administrative and $452,161 of accreted interest-in-kind from the potential beneficial conversion feature of the unsecured convertible notes.

Basic loss per share for the three months ended March 31, 2006 was -$0.01, unchanged from the same period in 2005.  During the three months ended March 31, 2006, the Company had 166,072,285 Weighted average shares outstanding.  By comparison, during the three months ended March 31, 2005 the Company had 123,650,390 Weighted average shares outstanding.

IMPACT OF INFLATION

Because of the nature of its services, the Company does not believe that inflation had a significant impact on its sales or profits.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2006, we had $356,718 in Cash. At the same time, we had $94,681 in Net accounts receivable, $73,003 in Inventories, and $196,914 in Other current assets for $726,717 in Total current assets.  In contrast, as of March 31, 2006 our Total current liabilities were $751,423, which consisted primarily of the following material amounts: $425,926 in Accounts payable, $97,803 in Accrued liabilities, $203,319 in Deferred revenues, and $19,812 in Short term debt (net of $80,320 in unamortized debt discount).

During the three months ended March 31, 2006, our cash needs were met primarily by the sale of common stock, loans from certain of our shareholders, and the sale of stock holdings in NextPhase owned by the Company (see discussion below).  We cannot be assured that we can continue to obtain funds from these or any other sources to meet our need for additional capital resources.

Net working capital as of March 31, 2006 was negative -$27,706, an improvement compared to negative -$936,246 for the same period in 2005.  Overall, the company’s access to capital is very limited.  The Company continually evaluates its cash needs and anticipates seeking additional equity or debt financing in order to achieve its overall business objectives.  However, no commitment for additional financing has been obtained and there can be no assurance that such financing will be available, or, if available, at a price or in a form that is acceptable to the Company.  We may be limited to 1) loans and other cash infusions from officers, directors, existing stockholders, and persons affiliated or associated with one or more of them or 2) the sale of the Company’s investment in NextPhase subject to the occurrence of future events as noted below.  In addition, if any financing should be obtained, existing stockholders will likely incur substantial, immediate, and permanent dilution of their existing investment.  Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have an adverse impact on the Company’s ability to achieve its business objectives.

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

During the period ending March 31, 2006, the Company sold 224,799 shares of NextPhase in the public market and exchanges 250,000 shares in private transactions in payment of services.  Aggregate proceeds from the public sale equaled $80,089.  On March 31, 2006 the Company holds 1,423,934 shares of NextPhase common stock

The term “restricted” refers to common stock represented by certificate(s) that have not been registered under the Securities Act of 1933, as amended (the “Act”), or under certain state securities laws.  No public sale or transfer of these shares may be made in the absence of (a) an effective registration statement under the Act or (b) an opinion of counsel acceptable to the issuing company that registration under the Act or under applicable state securities laws is not required (an exemption) in connection with such proposed sale or transfer.  An exemption is typically limited to i) stock owned for a minimum of twelve months and ii) a maximum number of shares to be offered for sale, during any rolling three month period, limited to 1% of the issuing company’s total number of shares issued and outstanding.

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

1. Continued Operating Losses.
The Company has incurred $2,206,024 in losses during the three months ending March 31, 2006 and cumulative losses of $15,260,654 since the Company’s inception through March 31, 2006. The Company may well incur significant additional losses in the future as well and there can be no assurance that the Company will be successful or that it will be profitable in the future.

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

In January 2006, the Company issued 9,000,000 shares of the Company’s Common stock to two purchasers in a cashless exercise of stock options (200,000 shares $7,400) and warrants (8,800,000 shares $352,000) in exchange for monies owed on short term unsecured promissory notes.  All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933 without the use of an underwriter or NASD registered broker-dealer; no commissions were incurred by the Company in connection with the transaction. The purchasers were each accredited investors as defined in Rule 501 of Regulation D of the Securities Act of 1933. The purchasers were provided with, or given access to, information about the Company and the offering, including, but not limited to, the Company’s financial statements, business plan, articles of incorporation, by-laws, a description of how the proceeds were to be used, and additional information to assist them in understanding the merits and risks of the investment. The purchasers were further provided the opportunity to ask questions of the Company’s officers and directors and receive answers to their questions. The purchasers were informed the securities purchased were restricted securities and they may have to hold them for an indefinite period of time.

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

In February 2006, the Company issued 1,355,406 shares of the Company’s Common stock to one purchaser in full payment of $40,662 owed under a short term unsecured promissory note.  All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933 without the use of an underwriter or NASD registered broker-dealer; no commissions were incurred by the Company in connection with the transaction.  The purchaser was sophisticated and experienced in financial, business, and investment matters and otherwise able to evaluate the merits and risks associated with the purchase of the Company’s securities. The purchaser was provided with, or given access to, information about the Company and the offering, including, but not limited to, the Company’s financial statements, business plan, articles of incorporation, by-laws, a description of how the proceeds were to be used, and additional information to assist in understanding the merits and risks of the investment. The purchaser was further provided the opportunity to ask questions of the Company’s officers and directors and receive answers to their questions. The purchaser was informed the securities purchased were restricted securities and they may have to hold them for an indefinite period of time

In March 2006, the Company issued 6,600,000 shares of the Company’s Common stock to two purchasers in conversion of an aggregate of $163,172 owed under convertible promissory notes.  Ronald Weaver, a director, received 2,409,822 shares ($72,295) and Farid Shouekani, an officer and director, received 4,190,178 shares ($90,877).  All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933 without the use of an underwriter or NASD registered broker-dealer; no commissions were incurred by the Company in connection with the transaction.  The purchasers were sophisticated and experienced in financial, business, and investment matters and otherwise able to evaluate the merits and risks associated with the purchase of the Company’s securities. The purchasers were provided with, or given access to, information about the Company and the offering, including, but not limited to, the Company’s financial statements, business plan, articles of incorporation, by-laws, a description of how the proceeds were to be used, and additional information to assist in understanding the merits and risks of the investment. The purchasers were further provided the opportunity to ask questions of the Company’s officers and directors and receive answers to their questions. The purchasers were informed the securities purchased were restricted securities and they may have to hold them for an indefinite period of time.

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

Viper Networks, Inc.

By: /s/ Farid Shouekani Farid Shouekani Chief Executive Officer	Date: August 7, 2007

By: /s/ Paul E. Atkiss Paul E. Atkiss Chief Financial Officer/Principal Accounting Officer	Date: August 7, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Farid Shouekani Farid Shouekani Chief Executive Officer & Director	Date: August 7, 2007

By: /s/ Paul E. Atkiss Paul E. Atkiss Chief Financial Officer, Secretary & Director	Date: August 7, 2007

By: /s/ Ronald G. Weaver Ronald G. Weaver Director	Date: August 7, 2007