Form 10QSB/A
period 2006-06-30
VIPER NETWORKS INC
filed 2007-08-08
CIK 1133192

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

Explanatory Note

Viper Networks, Inc. (the “Company”) is filing this second amendment to its Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006 (the “Amendment”) to restate the Condensed Consolidated Financial Statements in response to comments issued by and discussions with the Securities and Exchange Commission (the “SEC”).  The restated financials (Item 1) and revised document (Item 2 - Managements’ Discussion and Analysis of Financial Condition and Results of Operations and Item 3 – Factors That May Affect Future Results) address comments issued by and discussions with the SEC as relates to the Company’s Forms 10-KSB for the year ended December 31, 2005, and 10-QSB for the quarters ended March 31, 2006 and June 30, 2006.

Any reference to facts and circumstances at a “current” date refer to such facts and circumstances as of such original filing date.

TABLE OF CONTENTS

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

	Basis of Presentation	4

	Report of Independent Registered Public Accounting Firm	5

	Condensed Consolidated Balance Sheets – June 30, 2006 (Unaudited) and December 31, 2005	6

	Condensed Consolidated Statements of Operations - Three Months Ended June 30, 2006 and 2005 (Unaudited)	7

	Condensed Consolidated Statements of Operations - Six months ended June 30, 2006 and 2005 (Unaudited)	8

	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) – Six months ended June 30, 2006 (Unaudited) and Year ended December 31, 2005	9

	Condensed Consolidated Statements of Cash Flows – Six months ended June 30, 2006 and 2005 (Unaudited)	10

	Notes to Condensed Consolidated Financial Statements (Unaudited)	12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Factors That May Affect Future Results	27

Item 4.	Controls and Procedures	32

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3.	Defaults Upon Senior Securities	38

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

/s/ Chang G. Park, CPA
_____________________
CHANG G. PARK, CPA

August 3, 2007 – restated; see Note 6
August 29, 2006
Chula Vista, CA 91910

VIPER NETWORKS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2006	2005
	(Unaudited)

ASSETS
Current assets:
Cash	$74,891	$33,430
Short-term investments	5,400	4,000
Accounts receivable, net of allowance for doubtful accounts and sales returns	166,478	119,039
Inventories	80,298	74,959
Other current assets	471,467	194,874
Total current assets	798,534	426,301

Property and equipment, net	160,685	179,640
Goodwill (Note 5)	200	149,541
Total assets	$959,419	$755,482

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$516,161	$589,918
Accrued liabilities	147,477	84,492
Loans from related party, net of beneficial conversion discount	4,235	460,052
Taxes payable	6,204	3,749
Deferred revenues	210,482	185,293
Short term debt, net of beneficial conversion discount	44,146	148,438
Total current liabilities	928,705	1,471,943

Commitments and Contingencies

Stockholders equity (deficit):
Preferred stock: authorized 10,100,000 shares of $0.001 par value, 3,000,000 shares designated Series A, 1,100,000 and 0 shares issued and outstanding as of June 30, 2006 and December 31, 2005	1,100	-
Common stock: 250,000,000 shares authorized of $0.001 par value, 241,728,557 and 151,048,582 shares issued and outstanding as of June 30, 2006 and December 31, 2005	241,729	151,049
Additional paid-in capital	16,265,163	12,602,966
Unearned stock-based compensation	(95,441)	(113,694)
Treasury stock	(223,028)	(223,028)
Accumulated deficit	(16,081,084)	(13,054,628)
Accumulated comprehensive loss	(77,725)	(79,125)
Total stockholders’ equity (deficit)	30,714	(716,461)
Total liabilities and stockholders’ equity (deficit)	$959,419	$755,482

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIPER NETWORKS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,
	2006	2005

Net revenues	$845,880	$858,338
Cost of revenues	784,190	718,892
Gross Margin	61,690	139,446

Operating Expenses
General and administrative	915,001	878,543
Bad debt expense (recovery)	4,630	8,481
Equity gain from unconsolidated subsidiaries	-	(231)
Impairment of purchased intangibles	-	-
(Gain on sale) impairment of purchased assets	-	(615,216)
Total Operating Expenses	919,631	271,577

Gain (Loss) from operations	(857,941)	(132,131)

Other income (expenses)
Realized gain on marketable securities	66,482	-
Interest expense	(29,992)	(39,923)
Other income	1,021	1
Total other income (expenses)	37,512	(39,922)

Net loss	$(820,430)	$(172,053)

Basic loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	240,027,458	129,191,823

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIPER NETWORKS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Six Months Ended June 30,
	2006	2005

Net revenues	$1,316,425	$1,805,291
Cost of revenues	1,188,763	1,643,805
Gross Margin	127,662	161,486

Operating Expenses
General and administrative	2,705,442	1,719,131
Bad debt expense (recovery)	19,324	(18,352)
Equity loss from unconsolidated subsidiaries	-	46,329
Impairment of purchased intangibles	149,341	275,000
(Gain on sale) impairment of purchased assets	-	(615,216)
Total Operating Expenses	2,874,107	1,406,892

Gain (Loss) from operations	(2,746,445)	(1,245,406)

Other income (expenses)
Realized gain on marketable securities	220,554	-
Interest expense	(502,521)	(54,476)
Other income	1,958	4
Total other income (expenses)	(280,009)	(54,472)

Net loss	$(3,026,454)	$(1,299,878)

Basic loss per share	$(0.01)	$(0.01)

Weighted average number of shares outstanding	203,254,168	126,436,414

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIPER NETWORKS, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-In	Stock Subscription	Unearned Stock-based	Treasury	Accumulated	Other Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Compensation	Stock	Deficit	Loss	(Deficit)

Balance, December 30, 2004	-	$-	121,222,899	$121,223	$11,425,685	$(125,000)	$(253,318)	$-	$(11,124,943)	$(78,125)	$(34,478)

Issuance of common stock for cash	-	-	29,185,475	29,185	1,179,036	125,000	-	-	-	-	1,333,221
Issuance of common stock for services received	-	-	(10,386,811)	(10,387)	148,576	-	-	-	-	-	138,189
Cancellation of common stock upon recision of notes payable	-	-	(554,283)	(554)	(150,614)	-	-	-	-	-	(151,168)
Conversion of notes payable and interest	-	-	12,094,140	12,094	491,523	-	-	-	-	-	503,617
Cancellation of common stock for settlement and termination of acquisition	-	-	(1,375,000)	(1,375)	(636,125)	-	-	-	-	-	(637,500)
Issuance of common stock for cashless exercise of warrants and options	-	-	862,162	862	229,566	-	-	(223,028)	-	-	7,400
Stock-based compensation	-	-	-	-	(84,681)	-	139,624	-	-	-	54,943
Comprehensive loss	-	-	-	-	-	-	-	-	-	(1,000)	(1,000)
Net loss for the year ended December 31, 2005	-	-	-	-	-	-	-	-	(1,929,685)	-	(1,929,685)
Balance, December 31, 2005	-	-	151,048,582	151,049	12,602,966	-	(113,694)	(223,028)	(13,054,628)	(79,125)	(716,461)

Issuance of common stock for cash	-	-	17,897,500	17,898	601,589	-	-	-	-	-	619,487
Issuance of common stock for services received	-	-	40,175,167	40,175	1,571,823	-	-	-	-	-	1,611,999
Issuance of series A preferred stock for services received	1,100,000	1,100	-	-	383,900	-	-	-	-	-	385,000
Issuance of common stock for syndication fee	-	-	1,500,000	1,500	(1,500)	-	-	-	-	-	-
Conversion of notes payable and interest	-	-	31,107,307	31,107	461,973	-	-	-	-	-	493,080
Beneficial conversion of interest-in-kind on convertible notes	-	-	-	-	556,858	-	-	-	-	-	556,858
Stock-based compensation	-	-	-	-	87,555	-	18,253	-	-	-	105,808
Comprehensive gain	-	-	-	-	-	-	-	-	-	1,400	1,400
Net loss for six months ended June 30, 2006	-	-	-	-	-	-	-	-	(3,026,454)	-	(3,026,454)
Balance, June 30, 2006	1,100,000	$1,100	241,728,557	$241,729	$16,265,163	$-	$(95,441)	$(223,028)	$(16,081,083)	$77,725	$30,715

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIPER NETWORKS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2006	2005

Cash flows from operating activities:
Net loss	$(3,026,454)	$(1,299,878)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	93,521	157,204
Allowance for doubtful accounts and sales returns	9,298	(57,144)
Amortization of stock-based compensation	105,808	31,138
Beneficial conversion of interest-in-kind on convertible notes	480,134	-
(Gain) loss on sale of property and equipment	(7,303)	2,175
Equity loss from unconsolidated subsidiaries, net of cash contributions	-	46,329
Impairment (recovery) of purchased intangibles	149,341	275,000
Impairment (recovery) of purchased assets	-	(615,216)
Stock based compensation	1,716,986	232,408
Interest accrual	22,149	22,807
(Gain) on sale of marketable securities	(220,554)	-
Changes in assets and liabilities:
Accounts receivable	(74,967)	43,854
Inventories	(5,339)	65,594
Prepaid expenses	(18,351)	17,313
Other current assets	25,871	8,647
Accounts payable	80,835	296,420
Accrued liabilities	66,639	165,868
Taxes payable	2,455	802
Deferred revenues	25,188	44,399
Net cash used in operating activities	(574,742)	(562,279)

Cash flows from investing activities:
Purchases of property and equipment	(78,163)	(2,119)
Proceeds from sale of property and equipment	10,900	15,450
Sales of marketable securities	80,089	-
Net cash used in investing activities	12,826	13,331

Cash flows from financing activities:
Proceeds from issuance of common stock	619,486	472,000
Proceeds from shareholder loans	49,301	177,093
Repayments of shareholder loans	(55,411)	(51,099)
Repayments of convertible loans	(10,000)	(21,145)
Payments on capital lease obligations	-	(820)
Net cash provided by financing activities	603,376	576,029

Net increase in cash	41,461	27,080
Cash at the beginning of the period	33,430	46,956
Cash at the end of the period	$74,891	$74,036

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

The Company adopted 123R in accordance with the modified prospective application and has not restated the consolidated financial statements prior to 2006 for the possible impact of 123R.  The table below reflects the pro forma net loss and net loss per share for the three months and six months ended

VIPER NETWORKS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 3 -	SIGNIFICANT ACCOUNTING POLICIES (continued)

h. Stock-based Compensation (continued)

June 30, 2005 deducting $61,509 and $123,017 in compensation costs for fair value of employee stock options, respectively.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Net loss:
As reported	$(172,053)	$(1,299,878)
Pro forma	$(233,562)	$(1,422,895)

Basic loss per share:
As reported	$(0.00)	$(0.01)
Pro forma	$(0.00)	$(0.01)

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 requires that the Company recognize in the consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The provisions of FIN 48 will be effective for the Company beginning in the March 2007 quarter, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48.

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

VIPER NETWORKS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 4 -	GOING CONCERN (continued)

$16,081,084 at June 30, 2006, that raises doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

Noteholder	Amount	Conversion Factor

John Castiglione	$59,327	100% of the 52-week low trading range
Farid Shouekani, President and CEO	367,812	50% of the 52-week low trading range
Jason Sunstein	37,057	100% of the 52-week low trading range
Ronald Weaver, Chairman	68,285	100% of the 52-week low trading range
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

On February 16, 2006, Ron Weaver and Farid Shouekani elected to convert the entire balance ($72,294) and $90,877 of their convertible promissory notes into 2,409,822 and 4,190,178 shares of the Company’s Common Stock in accordance with the terms of the notes, respectively.  Also on February 16, 2006, Yale Wong was issued 1,355,406 shares of the Company’s Common Stock as full payment of his short term unsecured note ($40,662).

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

(1)Dividends of equal rights with the Company’s Common Stock,
(2)Liquidation Rights of equal rights with the Company’s Common Stock adjusted for the Series A Preferred Stock conversion rights,

(3)Conversion into ten (10) shares of Common Stock shall be automatic within 30 days of the Company having sufficient authorized but unissued shares of Common stock for the conversion of all Series A Preferred Stock then outstanding,

(4)The Company has no redemption rights, and
(5)Voting Rights for each share of Series A Preferred Stock shall be equal to 140 shares of Common Stock.

On September 29, 2006, restricted shares of Series A Preferred Stock shares were issued to Farid Shouekani (1,000,000) and Ron Weaver (100,000) as noted above.

VIPER NETWORKS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 5 -	SIGNIFICANT EVENTS (continued)

During August the Company received the Final Award in the arbitration between the Company and Greenland Corporation regarding the April 25, 2003 Securities Purchase Agreement.  The Final Award rescinds the agreement entitling Viper to the return of all 2,750,000 shares (2,500,000 shares plus the subsequent 10% stock dividend) of its Common Stock previously issued to Greenland and Greenland is entitled to the return of the 2,000,000 shares of its common stock held by the Company.  The $25,000 of cash consideration paid by Viper is retained by Greenland.  The Company will instruct it’s transfer agent to cancel the 2,750,000 shares of Common stock upon return to Greenland of the 2,000,000 shares of their common stock. In addition, Greenland’s cross compliant is denied and any other, if any, claims between the parties not specifically addressed in the Final Award are denied.  In addition, Viper was awarded a portion of its attorneys fess and its arbitration costs and is evaluating the possibility of collection, if any, on this cash portion of the Final Award; but given Greenland’s previous disclosure of an IRS Tax Lien on Greenland’s assets the probability of collection appears unlikely.

NOTE 6 -	RESTATEMENT

The accompanying unaudited condensed consolidated financial statements as of June 30, 2006, along with the Report of Independent Registered Public Accounting Firm dated August 29, 2006 have been restated as of August 8, 2007.

The first restatement, issued February 28, 2007, included additional interest expense and disclosures regarding unsecured convertible promissory notes (Balance Sheet, Statements of Operations, Statements of Stockholder’s Equity (Deficit), Statements of Cash Flows, and footnote 3-h); compensation expense and disclosures regarding fair value of employee stock options (Statements of Operations, Statements of Stockholder’s Equity (Deficit), Statements of Cash Flows, and footnote 3-h); and revenue recognition disclosure (footnote 3-g).

This restatement reduces the beneficial conversion feature related to the unsecured convertible promissory notes and accretes the debt discount over the term of the notes (Balance Sheet, Statements of Operations, Statements of Stockholder’s Equity (Deficit), Statements of Cash Flows, and footnote 3-h and 5).

The following is a summary of the effects of both restatements:

Condensed Consolidated Balance Sheets

	June 30, 2006 (Unaudited)	December 31, 2005

Additional paid-in capital:
As originally reported	$15,620,751	$12,602,966
Effect of restatement	644,412	-
As restated	$16,265,163	$12,602,966

VIPER NETWORKS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 6 -	RESTATEMENT (continued)

Condensed Consolidated Balance Sheets (continued)

	June 30, 2006 (Unaudited)	December 31, 2005

Accumulated deficit:
As originally reported	$(15,513,393)	$(13,054,628)
Effect of restatement	(567,691)	-
As restated	$(16,081,084)	$(13,054,628)

Total stockholders’ equity (deficit):
As originally reported	$(46,007)	$(716,461)
Effect of restatement	76,721	-
As restated	$30,714	$(716,461)

Condensed Consolidated Statements of Operations (Unaudited)
	Three Months Ended June 30,
	2006	2005

Total operating expenses:
As originally reported	$875,854	$357,192
Effect of restatement	43,777	(85,615)
As restated	$919,631	$271,577

Total other income (expenses):
As originally reported	$65,485	$(39,922)
Effect of restatement	(27,973)	-
As restated	$37,512	$(39,922)

Net loss:
As originally reported	$(748,679)	$(257,667)
Effect of restatement	(71,751)	85,614
As restated	$(820,430)	$(172,053)

	Six Months Ended June 30,
	2006	2005

Total operating expenses:
As originally reported	$2,786,552	$1,460,159
Effect of restatement	87,555	(53,267)
As restated	$2,874,107	$1,406,892

VIPER NETWORKS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 6 -	RESTATEMENT (continued)

Condensed Consolidated Statements of Operations (Unaudited) (continued)
	Six Months Ended June 30,
	2006	2005

Total other income (expenses):
As originally reported	$200.125	$(54,472)
Effect of restatement	(480,134)	-
As restated	$(280,009)	$(54,472)

Net loss:
As originally reported	$(2,458,765)	$(1,353,145)
Effect of restatement	(567,689)	53,267
As restated	$(3,026,454)	$(1,299,878)

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

During the three months ended June 30, 2006, we recognized a $66,482 gain from the exchange of 322,000 shares of NextPhase Wireless, Inc. (“NextPhase”) common stock in private transactions in payment for services.  This compares to the three months ended June 30, 2005 when we had no similar gains or loses.  During the three months ended June 30, 2006 we incurred Interest expense of $29,992 compared to $39,923 in Interest expense during the three months ended June 30, 2005.  The net decrease in Interest expense was due to borrowings from related parties and short term debt that was converted into common stock of the Company offset $27,973 of non-cash expense for accreted interest-in-kind from the potential beneficial conversion feature (debt discount) of the February 2006 unsecured convertible notes.

As a result, during the three months ended June 30, 2006 we had a Net loss of -$820,430 compared to the three months ended June 30, 2005, when we had a Net loss of -$172,053 (an adverse change of -$648,377 or 377%).

As noted above the adverse change was primarily due to the non-cash Gain on sale of purchased assets recognized in the comparable Quarter in 2005.  Our Consumer Operations experienced a Net loss of -$705,843 (474% of Consumer Operations Revenues), an adverse change of -$682,309 compared the same Quarter in 2005 when Consumer Operations had a Net loss of -$23,534.  Our Wholesale Operations experienced a Net loss of $114,586 (-16.4% of Wholesale Operations Revenues), an improvement of $33,932 compared to the -$148,519 Net loss for the same period in 2005 (21.9% of Wholesale Operations Revenues).

Basic loss per share for the three months ended June 30, 2006 was -$0.00, unchanged from the same period in 2005.  During the three months ended June 30, 2006, the Company had 240,027,458 Weighted average shares outstanding.  By comparison, this was an increase of 110,835,635 shares compared to the three months ended June 30, 2005 when the Company had 129,191,823 Weighted average shares outstanding.

IMPACT OF INFLATION

Because of the nature of its services, the Company does not believe that inflation had a significant impact on its sales or profits.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2006, we had a total of $798,534 in Total current assets (+99% compared to the same Quarter in 2005) which consisted primarily of the following material amounts: $74,891 in Cash (+1% compared to the same Quarter in 2005); $166,478 in Net accounts receivable (+30%); $80,298 in Inventories (+1150%); and, $471,467 in Other current assets (+148%).  In contrast, as of June 30, 2006 our Total current liabilities were $928,705 (-55% compared to the same Quarter in 2005), which consisted primarily of the following material amounts: $516,159 in Accounts payable (-23%); $147,477 in Accrued liabilities (-29%); $210,482 in Deferred revenues (+66%); $4,235 in Loans from related party (net of 20,499 in unamortized debt discount); and, $44,146 in Short term debt (net of 56,224 in unamortized debt discount).

During the three months ended June 30, 2006, our cash needs were met primarily by loans from certain of our shareholders and the use of proceeds received during the previous quarter from the sale of common stock.  We cannot be assured that we can continue to obtain funds from these or any other sources to meet our need for additional capital resources.

Net working capital as of June 30, 2006 was negative -$130,171, an improvement compared to negative -$1,671,423 for the same period in 2005.  The improvement was primarily from loans from related parties and short term debt that was converted into common stock of the Company.  Overall, the company’s access to capital is very limited.  The Company continually evaluates its cash needs and anticipates seeking additional equity or debt financing in order to achieve its overall business objectives.  However, no commitment for additional financing has been obtained and there can be no assurance that such financing will be available, or, if available, at a price or in a form that is acceptable to the Company.  We may be limited to 1) loans and other cash infusions from officers, directors, existing stockholders, and persons affiliated or associated with one or more of them or 2) the sale of the Company’s investment in NextPhase Wireless, Inc. subject to the occurrence of future events as noted below.  In addition, if any financing should be obtained, existing stockholders will likely incur substantial, immediate, and permanent dilution of their existing investment.  Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have an adverse impact on the Company’s ability to achieve its business objectives.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 requires that the Company recognize in the consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The provisions of FIN 48 will be effective for the Company beginning in the March 2007 quarter, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48.

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

1. Continued Operating Losses.
The Company has incurred $3,026,454 in losses during the six months ending June 30, 2006 and cumulative losses of $16,081,084 since the Company’s inception through June 30, 2006. The Company may well incur significant additional losses in the future as well and there can be no assurance that the Company will be successful or that it will be profitable in the future.

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

5. Outstanding Convertible Debt and Stock Purchase Warrants to Current and Former Management.
 In August of 2005, we entered into agreements with certain of our current and former officers and directors. Under the terms of these agreements, these individuals returned an aggregate of 16,500,000 shares of our common stock previously awarded as bonuses in connection with their prior employment with the Company and in exchange, we issued an aggregate of 16,500,000 common stock purchase warrants. In addition, the existing short term unsecured promissory notes with these officers were amended to include certain unpaid salaries, benefits, previous salary deferrals, and unpaid expenses within the existing notes. The warrants grant the holder the right to purchase our common stock at an exercise price of $0.25 per share and the warrants do not expire until August 26, 2009. In February of 2006, the short term unsecured promissory notes were exchanged for unsecured twelve month convertible promissory notes with variable interest equal to the greater of the monthly market yield on 1-year constant maturity U.S. Treasury securities or the noteholders cost of funds.  Each of the notes, at the option of each noteholder, are convertible, in whole or part, into shares of the Company’s common stock at a percentage of the preceding 52-week low trading range of the Company’s publicly traded common stock price. While the Company believed at the time the issuance of the warrants and the exchange of the notes served to support the Company’s plans, the terms of the warrants and notes may limit the ability to raise additional capital. Further, while the transactions involve the return of shares previously issued in connection with the Company’s payment of employment bonuses and unpaid accrued salaries, the Company did not undertake any evaluation of whether the transactions do not expose the Company to potential claims under the California Labor Code and other state employment rules and regulations.

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

Viper Networks, Inc.

By: /s/ Farid Shouekani Farid Shouekani Chief Executive Officer	Date: August 8, 2007

By: /s/ Paul E. Atkiss Paul E. Atkiss Chief Financial Officer/Principal Accounting Officer	Date: August 8, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Farid Shouekani Farid Shouekani Chief Executive Officer & Director	Date: August 8, 2007

By: /s/ Paul E. Atkiss Paul E. Atkiss Chief Financial Officer, Secretary & Director	Date: August 8, 2007

By: /s/ Ronald G. Weaver Ronald G. Weaver Director	Date: August 8, 2007