Form 10QSB/A
period 2006-09-30
VIPER NETWORKS INC
filed 2007-08-09
CIK 1133192

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

Explanatory Note

Viper Networks, Inc. (the “Company”) is filing this second amendment to its Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006 (the “Amendment”) to restate the Condensed Consolidated Financial Statements in response to comments issued by and discussions with the Securities and Exchange Commission (the “SEC”).  The restated financials (Item 1) and revised document (Item 2 - Managements’ Discussion and Analysis of Financial Condition and Results of Operations and Item 3 – Factors That May Affect Future Results) address comments issued by and discussions with the SEC as relates to the Company’s Forms 10-KSB for the year ended December 31, 2005, and 10-QSB for the quarters ended March 31, 2006 and June 30, 2006.

Any reference to facts and circumstances at a “current” date refer to such facts and circumstances as of such original filing date.

TABLE OF CONTENTS

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

	Basis of Presentation	4

	Report of Independent Registered Public Accounting Firm	5

	Condensed Consolidated Balance Sheets – September 30, 2006 (Unaudited) and December 31, 2005	6

	Condensed Consolidated Statements of Operations - Three Months Ended September 30, 2006 and 2005 (Unaudited)	7

	Condensed Consolidated Statements of Operations - Nine months ended September 30, 2006 and 2005 (Unaudited)	8

	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) – Nine months ended September 30, 2006 (Unaudited) and Year ended December 31, 2005	9

	Condensed Consolidated Statements of Cash Flows – Nine months ended September 30, 2006 and 2005 (Unaudited)	10

	Notes to Condensed Consolidated Financial Statements (Unaudited)	12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Factors That May Affect Future Results	29

Item 4.	Controls and Procedures	36

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	38

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

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

/s/ Chang G. Park, CPA
_____________________
CHANG G. PARK, CPA

August 3, 2007 – restated; see Note 6
November 14, 2006
Chula Vista, CA 91910

VIPER NETWORKS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash	$6,765	$33,430
Short-term investments	-	4,000
Accounts receivable, net of allowance for doubtful accounts and sales returns	141,153	119,039
Inventories	81,409	74,959
Other current assets	297,243	194,874
Total current assets	526,570	426,301

Property and equipment, net	115,584	179,640
Goodwill	200	149,541
Total assets	$642,354	$755,482

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$560,175	$589,918
Accrued liabilities	158,705	84,492
Loans from related party, net of beneficial conversion discount	4,005	460,052
Taxes payable	5,916	3,749
Deferred revenues	265,267	185,293
Short term debt, net of beneficial conversion discount	69,527	148,438
Total current liabilities	1,063,595	1,471,943

Commitments and Contingencies

Stockholders equity (deficit):
Preferred stock: 10,100,000 shares authorized of $0.001 par value; 3,000,000 shares designated Series A; 3,000,000 and -0- shares issued and outstanding as of September 30, 2006 and December 31, 2005	3,000	-
Common stock: 250,000,000 shares authorized of $0.001 par value; 233,343,556 and 151,048,582 shares issued and outstanding as of September 30, 2006 and December 31, 2005	233,344	151,049
Additional paid-in capital	16,448,455	12,602,966
Unearned stock-based compensation	(86,314)	(113,694)
Treasury stock	(223,028)	(223,028)
Accumulated deficit	(16,796,698)	(13,054,628)
Accumulated comprehensive loss	-	(79,125)
Total stockholders’ equity (deficit)	(421,241)	(716,461)
Total liabilities and stockholders’ equity (deficit)	$642,354	$755,482

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIPER NETWORKS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,
	2006	2005

Net revenues	$659,879	$932,467
Cost of revenues	588,434	898,396
Gross Margin	71,445	34,071

Operating Expenses
General and administrative	707,730	246,511
Bad debt expense (recovery)	1,806	289
Equity loss from unconsolidated subsidiaries	-	-
Impairment of purchased intangibles	-	-
(Gain on sale) impairment of purchased assets	-	-
Total Operating Expenses	709,535	246,800

(Loss) from operations	(638,091)	(212,729)

Other income (expenses)
Realized (loss) gain on marketable securities	(33,060)	265,440
Interest expense	(42,151)	(43,780)
Other (expense) income	(2,313)	8
Total other income (expenses)	(77,524)	221,668

Net (loss) gain	$(715,614)	$8,940

Basic loss per share	$(0.00)	$(0.02)

Weighted average number of shares outstanding	255,319,861	130,479,292

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIPER NETWORKS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Nine Months Ended September 30,
	2006	2005

Net revenues	$1,976,304	$2,737,759
Cost of revenues	1,777,197	2,542,201
Gross Margin	199,107	195,557

Operating Expenses
General and administrative	3,413,172	1,965,642
Bad debt expense (recovery)	21,129	(18,063)
Equity loss from unconsolidated subsidiaries	-	46,329
Impairment of purchased intangibles	149,341	275,000
(Gain on sale) impairment of purchased assets	-	(615,216)
Total Operating Expenses	3,583,642	1,653,692

(Loss) from operations	(3,384,535)	(1,458,134)

Other income (expenses)
Realized gain on marketable securities	187,494	265,440
Interest expense	(544,672)	(98,256)
Other (expense) income	(355)	12
Total other income (expenses)	(357,533)	167,197

Net loss	$(3,742,068)	$(1,290,938)

Basic loss per share	$(0.02)	$(0.01)

Weighted average number of shares outstanding	220,800,116	127,798,849

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIPER NETWORKS, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-In	Stock Subscription	Unearned Stock-based	Treasury	Accumulated	Other Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Compensation	Stock	Deficit	Loss	(Deficit)

Balance, December 30, 2004	-	$-	121,222,899	$121,223	$11,425,685	$(125,000)	$(253,318)	$-	$(11,124,943)	$(78,125)	$(34,478)

Issuance of common stock for cash	-	-	29,185,475	29,185	1,179,036	125,000	-	-	-	-	1,333,221
Issuance of common stock for services received	-	-	(10,386,811)	(10,387)	148,576	-	-	-	-	-	138,189
Cancellation of common stock upon recision of notes payable	-	-	(554,283)	(554)	(150,614)	-	-	-	-	-	(151,168)
Conversion of notes payable and interest	-	-	12,094,140	12,094	491,523	-	-	-	-	-	503,617
Cancellation of common stock for settlement and termination of acquisition	-	-	(1,375,000)	(1,375)	(636,125)	-	-	-	-	-	(637,500)
Issuance of common stock for cashless exercise of warrants and options	-	-	862,162	862	229,566	-	-	(223,028)	-	-	7,400
Stock-based compensation	-	-	-	-	(84,681)	-	139,624	-	-	-	54,943
Comprehensive loss	-	-	-	-	-	-	-	-	-	(1,000)	(1,000)
Net loss for the year ended December 31, 2005	-	-	-	-	-	-	-	-	(1,929,685)	-	(1,929,685)
Balance, December 31, 2005	-	-	151,048,582	151,049	12,602,966	-	(113,694)	(223,028)	(13,054,628)	(79,125)	(716,461)

Issuance of common stock for cash	-	-	17,897,500	17,898	601,589	-	-	-	-	-	619,487
Issuance of common stock for repurchase of NextPhase stock	-	-	13,015,000	13,015	176,139	-	-	-	-	-	189,154
Issuance of common stock for services received	-	-	40,275,167	40,275	1,573,723	-	-	-	-	-	1,613,998
Issuance of series A preferred stock for services received	1,100,000	1,100	-	-	383,900	-	-	-	-	-	385,000
Issuance of common stock for syndication fee	-	-	1,500,000	1,500	(1,500)	-	-	-	-	-	-
Cancellation of common stock for recession of acquisition	-	-	(2,500,000)	(2,500)	(55,625)	-	-	-	-	-	(58,125)
Issuance of series A preferred stock in exchange for common stock	1,900,000	1,900	(19,000,000)	(19,000)	17,100	-	-	-	-	-	-
Issuance of common stock for conversion of notes payable and interest	-	-	31,107,307	31,107	461,973	-	-	-	-	-	493,080
Beneficial conversion of interest-in-kind on convertible notes	-	-	-	-	556,858	-	-	-	-	-	556,858
Stock-based compensation	-	-	-	-	131,333	-	27,380	-	-	-	158,713
Comprehensive gain	-	-	-	-	-	-	-	-	-	79,125	79,125
Net loss for nine months ended September 30, 2006	-	-	-	-	-	-	-	-	(3,742,068)	-	(3,742,068)
Balance, September 30, 2006	3,000,000	$3,000	233,343,556	$233,344	$16,448,455	$-	$(86,314)	$(223,028)	$(16,796,697)	$-	$(421,241)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIPER NETWORKS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2006	2005

Cash flows from operating activities:
Net loss	$(3,742,068)	$(1,290,937)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	138,651	231,601
Allowance for doubtful accounts and sales returns	9,300	(60,333)
Allowance for inventory obsolescence	-	20,750
Allowance for warranty returns	-	20,000
Amortization of stock-based compensation	158,713	44,975
Beneficial conversion of interest-in-kind on convertible notes	520,355	-
(Gain) loss on sale of property and equipment	(7,303)	24,360
Equity loss from unconsolidated subsidiaries, net of cash contributions	-	46,329
Impairment of purchased intangibles	149,341	275,000
(Recovery) impairment of purchased assets	-	(615,217)
Stock based compensation	1,901,309	391,432
Interest accrual	24,080	76,488
(Gain) on sale of marketable securities	(187,494)	(265,440)
Loss on recession of acquisition	25,000	-
Changes in assets and liabilities:
Accounts receivable	(110,916)	36,731
Inventories	(6,450)	(37,965)
Prepaid expenses	(19,591)	(616,418)
Other current assets	21,849	7,801
Accounts payable	259,814	222,801
Accrued liabilities	78,767	267,038
Taxes payable	2,167	802
Deferred revenues	79,973	95,451
Net cash used in operating activities	(704,505)	(1,124,750)

Cash flows from investing activities:
Purchases of property and equipment	(78,191)	(16,609)
Proceeds from sale of property and equipment	10,900	15,450
Sales of marketable securities	158,754	265,440
Net cash used in investing activities	91,463	264,281

Cash flows from financing activities:
Proceeds from issuance of common stock	619,487	857,921
Proceeds from shareholder loans	52,301	229,237
Repayments of shareholder loans	(75,411)	(227,513)
Repayments of convertible loans	(10,000)	(35,110)
Payments on capital lease obligations	-	(2,389)
Net cash provided by financing activities	586,377	822,145

Net increase in cash	(26,665)	(38,325)
Cash at the beginning of the period	33,430	46,956
Cash at the end of the period	$6,765	$8,632

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

VIPER NETWORKS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 3 -	SIGNIFICANT ACCOUNTING POLICIES (continued)

h. Stock-based Compensation (continued)

September 30, 2005 deducting $61,508 and $184,525 in compensation costs for fair value of employee stock options, respectively.

	Three months ended September 30, 2005	Nine months ended September 30, 2005

Net loss:
As reported	$8,940	$(1,290,938)
Pro forma	$(52.568)	$(1,475,463)

Basic loss per share:
As reported	$0.00	$(0.01)
Pro forma	$(0.00)	$(0.01)

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

The Company’s condensed consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred a loss from inception on September 14, 2000 through September 30, 2006, resulting in an accumulated deficit of $16,796,698 at September 30, 2006, that raises doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

(3)Conversion into ten (10) shares of Common Stock shall be automatic within 30 days of the Company having sufficient authorized but unissued shares of Common stock for the conversion of all Series A Preferred Stock then outstanding,

(4)The Series A Preferred Stock has no redemption rights, and
(5)Voting Rights for each share of Series A Preferred Stock shall be equal to 140 shares of Common Stock.
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

The accompanying unaudited condensed consolidated financial statements as of September 30, 2006, along with the Report of Independent Registered Public Accounting Firm dated November 16, 2006 have been restated as of July xx, 2007.

The first restatement, issued March 2, 2007, included additional interest expense and disclosures regarding unsecured convertible promissory notes (Balance Sheet, Statements of Operations, Statements of Stockholder’s Equity (Deficit), Statements of Cash Flows, and footnote 3-h); compensation expense and disclosures regarding fair value of employee stock options (Statements of Operations, Statements of Stockholder’s Equity (Deficit), Statements of Cash Flows, and footnote 3-h); and revenue recognition disclosure (footnote 3-g).

This restatement reduces the beneficial conversion feature related to the unsecured convertible promissory notes and accretes the debt discount over the term of the notes (Balance Sheet, Statements of Operations, Statements of Stockholder’s Equity (Deficit), Statements of Cash Flows, and footnote 3-h and 5).

The following is a summary of the effects of the both restatements:

Condensed Consolidated Balance Sheets

	September 30, 2006 (Unaudited)	December 31, 2005

Additional paid-in capital:
As originally reported	$15,760,265	$12,602,966
Effect of restatement	688,190	-
As restated	$16,448,455	$12,602,966

Accumulated deficit:
As originally reported	$(16,145,011)	$(13,054,628)
Effect of restatement	(651,687)	-
As restated	$(16,796,698)	$(13,054,628)

Total stockholders’ equity (deficit):
As originally reported	$(457,744)	$(716,461)
Effect of restatement	36,503	-
As restated	$(421,241)	$(716,461)

Condensed Consolidated Statements of Operations (Unaudited)
	Three Months Ended September 30,
	2006	2005

Total operating expenses:
As originally reported	$665,758	$246,800
Effect of restatement	43,777	-
As restated	$709,535	$246,800

VIPER NETWORKS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE 6 -	RESTATEMENT (continued)

Condensed Consolidated Statements of Operations (Unaudited) (continued)
	Three Months Ended September 30,
	2006	2005

Total other income (expenses):
As originally reported	$(37,303)	$221,668
Effect of restatement	40,221	-
As restated	$(77,524)	$221,668

Net loss:
As originally reported	$(631,617)	$8,940
Effect of restatement	(83,997)	-
As restated	$(715,614)	$8,940

	Nine Months Ended September 30,
	2006	2005

Total operating expenses:
As originally reported	$3,452,310	$1,653,692
Effect of restatement	131,332	-
As restated	$3,583,642	$1,653,692

Total other income (expenses):
As originally reported	$162,821	$167,197
Effect of restatement	(520,354)	-
As restated	$(357,533)	$167,197

Net loss:
As originally reported	$(3,090,381)	$(1,290,938)
Effect of restatement	(651,687)	-
As restated	$(3,742,068)	$(1,290,938)

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

During the three months ended September 30, 2006, we recognized an aggregate loss of -$33,060 on the sale of marketable securities, compared to a gain of $265,440 in the third quarter of 2005 (the gain in 2005 resulted from the sale (transfer) of NextPhase Wireless, Inc. (“NextPhase”) common stock in the public market (145,000 shares) and private transactions in payment for services (1,421,500 shares)).  The -$33,060 loss in the current quarter was the result of:  1) a $77,429 gain on the sale of 811,900 shares of NextPhase common stock in exchange for services rendered; 2) a gain of $78,665 from the sale of 540,000 shares of NextPhase common stock for cash; and, 3) a loss of $189,154 from the repurchase of 1,301,500 shares of NextPhase common stock pursuant to unit subscription agreements with certain investors in August, 2005.  In accordance with the terms of those agreements, each investor had the right to – and did – exchange their previously purchased NextPhase stock for Viper common stock.  The company previously recognized a $189,154 gain on the sale of the NextPhase stock during August 2005, that gain was reversed in the current quarter when the investors elected to exchange their NextPhase purchases.

During the three months ended September 30, 2006 we incurred Interest expense of $42,151 compared to $43,780 in Interest expense during the three months ended September 30, 2005.  The nominal net decrease in Interest expense was due to borrowings from related parties and short term debt that was converted into common stock of the Company offset $40,220 of non-cash expense for accreted interest-in-kind from the potential beneficial conversion feature (debt discount) of the February 2006 unsecured convertible notes.

As a result, during the three months ended September 30, 2006 we had a Net loss of -$715,614 compared to the three months ended September 30, 2005, when we had a Net gain of $8,940 (an negative change of $724,554 or 8105%).  As noted above the negative change was primarily due to several one-time events that occurred in the third quarter of 2005.  Our Consumer Operations experienced a Net loss of -$622,088 (-436% of Consumer Operations revenues), a negative change of $828,942 compared the same quarter in 2005 when Consumer Operations had a Net gain of -$206,855.  Our Wholesale Operations experienced a Net loss of -$93,527 (-18.1% of Wholesale Operations revenues), an improvement of $104,388 compared to the -$197,915 Net loss for the same period in 2005 (-25.9% of Wholesale Operations revenues).

Basic loss per share for the three months ended September 30, 2006 was -$0.00 compared to the three months ended September 30, 2005, when we had a Basic gain per share of $0.00.  During the three months ended September 30, 2006, the Company had 255,319,861 Weighted average shares outstanding.  By comparison, this was an increase of 124,840,569 shares compared to the three months ended September 30, 2005 when the Company had 130,479,292 Weighted average shares outstanding.

IMPACT OF INFLATION

Because of the nature of its services, the Company does not believe that inflation had a significant impact on its sales or profits.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2006, we had $526,570 in Total current assets (+1.0% compared to the same quarter in 2005) which consisted primarily of the following material amounts: $6,765 in Cash (-22% compared to the same quarter in 2005); $141,153 in Net accounts receivable (+3%); $81,409 in Inventories (-9%); $259,118 in Prepaid expenses (+2%); and, $38,124 in Other current assets (+43%).  In contrast, as of September 30, 2006 our Total current liabilities were $1,063,595 (-49% compared to the same quarter in 2005), which consisted primarily of the following material amounts: $560,175 in Accounts payable (-5%); $158,705 in Accrued liabilities (+29%); $265,267 in Deferred revenues (+49%); $4,005 in Loans from related party (net of 4,375 in unamortized debt discount); and, $101,655 in Short term debt (net of 32,128 in unamortized debt discount).

During the three months ended September 30, 2006, our cash needs were met primarily by proceeds from the sale of NextPhase common stock and the use of proceeds received during previous quarters from the sale of the Company’s common stock.  We cannot be assured that we can continue to obtain funds from these or any other sources to meet our need for additional capital resources.

Net working capital as of September 30, 2006 was negative -$537,025, an improvement of 65% compared to negative -$1,554,739 for the same period in 2005.  The improvement was primarily the result of loans from related parties and short term debt that was converted into common stock of the Company.  Overall, the company’s access to capital is very limited.  The Company continually evaluates its cash needs and anticipates seeking additional equity or debt financing in order to achieve its overall business objectives.  However, no commitment for additional financing has been obtained and there can be no assurance that such financing will be available, or, if available, at a price or in a form that is acceptable to the Company.  We may be limited to 1) loans and other cash infusions from officers, directors, existing stockholders, and persons affiliated or associated with one or more of them or 2) the sale of the Company’s investment in NextPhase Wireless, Inc. subject to the occurrence of future events as noted below.  In addition, if any financing should be obtained, existing stockholders will likely incur substantial, immediate, and permanent dilution of their existing investment.  Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have an adverse impact on the Company’s ability to achieve its business objectives.

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

1. Continued Operating Losses & Early-Stage Company.
The Company has incurred $3,742,068 in losses during the nine months ending September 30, 2006 and cumulative losses of $16,796,698 since the Company’s inception through September 30, 2006. The Company may well incur significant additional losses in the future as well and there can be no assurance that the Company will be successful or that it will be profitable in the future.

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

26. Control.
Our current officers and directors directly and indirectly hold an aggregate of 14,451,902 shares of the Company’s common stock (before including any shares issuable upon exercise of any options, warrants, or the conversion of certain convertible promissory notes issued on February 9, 2006) and 3,000,000 shares of the Company’s series A preferred stock (convertible into 30,000,000 share of common stock).  This represents approximately 66.5% of the Company’s voting control as of September 30, 2006 and thereby allows the Company’s officers and directors to retain significant influence over the Company.  Further and due to our limited financial resources, in the past we have issued our common stock and granted common stock purchase options to our officers and directors in lieu of paying cash compensation and we anticipate that we may need to continue this practice in the future.  This may further limit the ability of stockholders

27. Prior Filing of Form 10-SB.
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

In January 2006, the Company issued 9,000,000 shares of the Company’s Common Stock to two purchasers in a cashless exercise of stock options (200,000 shares, $7,400) and warrants (8,800,000 shares, $352,000) in exchange for monies owed on short term unsecured promissory notes.  All of the shares were offered and sold under a claim of exemption provided by Section 4(2) of the Securities Act of 1933 without the use of an underwriter or NASD registered broker-dealer; no commissions were incurred by the Company in connection with the transaction.  The purchasers were each accredited investors as defined in Rule 501 of Regulation D of the Securities Act of 1933.  The purchasers were provided with, or given access to, information about the Company and the offering, including, but not limited to, the Company’s financial statements, business plan, articles of incorporation, by-laws, a description of how the proceeds were to be used, and additional information to assist them in understanding the merits and risks of the investment.  The purchasers were further provided the opportunity to ask questions of the Company’s officers and directors and receive answers to their questions.  The purchasers were informed the securities purchased were restricted securities and they may have to hold them for an indefinite period of time.

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

Viper Networks, Inc.

By: /s/ Farid Shouekani Farid Shouekani Chief Executive Officer	Date: August 9, 2007

By: /s/ Paul E. Atkiss Paul E. Atkiss Chief Financial Officer/Principal Accounting Officer	Date: August 9, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Farid Shouekani Farid Shouekani Chief Executive Officer & Director	Date: August 9, 2007

By: /s/ Paul E. Atkiss Paul E. Atkiss Chief Financial Officer, Secretary & Director	Date: August 9, 2007

By: /s/ Ronald G. Weaver Ronald G. Weaver Director	Date: August 9, 2007